Form 10-K
period 2019-12-31
ION GEOPHYSICAL CORP
filed 2020-02-06
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2019 (the last business day of the registrant’s second quarter of fiscal 2019), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $89.2 million based on the closing sale price per share ($8.05) on June 28, 2019 as reported on the New York Stock Exchange.
As of February 3, 2020, the number of shares of common stock, $0.01 par value, outstanding was 14,224,787 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on May 13, 2020, to be filed pursuant to Regulation 14A	Part III

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
Item 1. Business
ION is an innovative, asset light global technology company that delivers powerful data-driven decision-making offerings to offshore energy, ports and defense industries. We are entering a fourth industrial revolution where technology is fundamentally changing how decisions are made. Decision-making is shifting from what was historically an art to a science. Data, analytics and digitalization provide a step-change opportunity to translate information into insights to enhance decisions, gain a competitive edge and deliver superior returns.
We have been a leading technology innovator for over 50 years. While the traditional focus of our cutting-edge technology has been on the exploration and production (“E&P”) industry, we are now broadening and diversifying our business into relevant adjacent markets such as offshore logistics, ports and harbors, defense and marine robotics. Our offerings are focused on improving subsurface knowledge to enhance E&P decision-making and enhancing situational awareness to optimize offshore operations. We have approximately 600 patents and pending patent applications in various countries around the world.
The Company is publicly listed on the New York Stock Exchange under the ticker IO. ION is headquartered in Houston, Texas with regional offices around the world. The company has approximately 500 employees, about half of whom are in technical roles and a quarter have advanced degrees.
During the first quarter of 2019, we consolidated our operating segments from three into two, eliminating the separate presentation of our Ocean Bottom Integrated Technologies segment. This consolidation aligns with our asset light business model and evolved strategy to commercialize 4Sea ocean bottom technologies instead of operating a crew.
We provide our services and products through two business segments - E&P Technology & Services and Operations Optimization. In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited (“INOVA Geophysical,” or “INOVA”), a joint venture with BGP Inc. (“BGP”), a subsidiary of China National Petroleum Corporation (“CNPC”). BGP owns the remaining 51% equity interest in INOVA.
Our E&P Technology & Services segment creates digital data assets and delivers services to help E&P companies improve decision-making, reduce risk and maximize value. Across the E&P lifecycle, our E&P offerings focus on driving customer decisions, such as which blocks to bid on and for how much, how to maximize portfolio value, where to drill wells or how to optimize production.
Our Operations Optimization segment develops mission-critical subscription offerings and provides engineering services that enable operational control and optimization offshore. This segment is comprised of our Optimization Software & Services and Devices offerings. While we primarily sell to service providers, we began selling existing technology to new customers in E&P, ports and harbors, scientific, defense and academic industries.
We historically conducted our land seismic equipment business through INOVA, which manufactures land seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks), and energy source controllers. We wrote our investment in INOVA down to zero in 2014.
Services and Products
E&P Technology & Services. Our offerings are designed to help E&P companies improve decision-making, reduce risk and maximize value. Within our E&P Technology and Services segment, there are three synergistic groups: Imaging Services, E&P Advisors and Ventures.

Our Imaging Services group provides advanced data processing and imaging services designed to maximize image quality and subsurface insights, helping E&P companies reduce exploration and production risk, evaluate and develop reservoirs, and increase production. Imaging Services continually develops and applies proprietary processing algorithms via its cutting-edge imaging engine to data owned or licensed by our customers to translate raw data into subsurface images. We continually enhance our novel workflows and invest in leading-edge infrastructure to efficiently deliver the best image quality.
While our Imaging Services group processes and images data for customers on a proprietary basis, the majority of these resources support our higher potential return multi-client business. The proprietary work we take on is complex, where our advanced technology is valued and where we closely collaborate with our customers to solve their toughest challenges, keeping our toolkit sharp. We maintain approximately 19 petabytes of digital seismic data storage in four global data centers, including a core data center located in Houston. We utilize a globally distributed network of Linux-cluster processing centers in combination with our major hubs in Houston and London to process seismic data using advanced, proprietary algorithms and workflows.
Our E&P Advisors group partners with E&P operators, energy industry regulators and capital institutions to capture and monetize E&P opportunities worldwide. This group’s strategy is to provide technical, commercial and strategic advice across the exploration and production value chain, working at basin, prospect and field scales. E&P Advisors couples ION’s proven technical capabilities with the industry’s best commercial and strategic minds to deliver fit-for-purpose solutions, employing a variety of commercial models specific to our clients’ needs. In addition, the group drives value in our multi-client library by providing program assurance by understanding the technical, commercial, strategic and operational landscape to optimize our investments and seamlessly extends Imaging Services’ workflows into the reservoir.
Our Ventures group leverages the world-class geoscience skills of both the Imaging Services and E&P Advisors groups to create global digital data assets that are licensed to multiple E&P companies to optimize their investment decisions. Our global data library consists of over 714,000 km of 2D and over 350,000 sq. km of 3D multi-client seismic data in virtually all major offshore petroleum provinces. Ventures provides services to manage multi-client or proprietary surveys, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. We focus on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, while outsourcing asset-intensive components (such as field acquisition) to experienced contractors.
We offer our services to customers on both a proprietary and multi-client (non-exclusive) basis. In both cases, a majority of our exposure to survey costs are generally pre-funded by our customers. The period during which our multi-client surveys are being designed, acquired or processed is referred to as the “New Venture” phase. Once the New Venture phase is completed, they become part of our data library. For proprietary services, the customer has exclusive ownership of the data. For multi-client surveys, we generally retain ownership of or long-term exclusive marketing rights to the data and receive ongoing revenue from subsequent data license sales.
Operations Optimization. Our Operations Optimization segment develops mission-critical subscription offerings and provides engineering services that enable operational control and optimization offshore. Our advanced systems improve situational awareness, communication and risk management to enable rapid and informed decisions in challenging offshore environments. Our industry-leading mission management, navigation, communications and sensing technologies enable the operations of modern 3D towed streamer vessels.
This segment is comprised of our Optimization Software & Services and Devices offerings. While we primarily sell to oil and gas service providers, we began selling existing technology to new customers in E&P, ports and harbors, scientific, defense and academic industries. Service providers rely on our industry-leading marine imaging systems and services to acquire the highest quality data - safely and efficiently - in both towed streamer and seabed operations. Our integrated technology platforms combined with advanced prediction tools enable safer, more efficient operations.
We also leverage our core competencies to develop custom solutions. Our capabilities include data management, navigation, software development, acoustics, sensing, telemetry, fluid dynamics, positioning and control devices and electrical and mechanical engineering expertise.
Our Optimization Software & Services group provides survey design, command and control software systems and related services for marine towed streamer and seabed operations. Our software business commands recurring, premium subscription revenues. We are market leaders in our core business and adapted our platform to more broadly optimize operations. Our software offerings leverage a leading data integration platform to control and optimize operations. Engineering services experts deliver in-field optimization services, equipment maintenance and training to maximize value from our offerings.

Command & Control System - Our command and control software for towed streamer acquisition, Orca, integrates acquisition, planning, positioning, source and quality control systems into a seamless operation. Gator is our integrated navigation and data management system for multi-vessel ocean bottom services, electromagnetic and transition zone operations. Orca and Gator both have modules that enable in-field survey optimization. These modules are designed to enable improved, safer acquisition through analysis and prediction of sea currents integrated with the operational plan.
Survey Planning and Design - We offer software and consulting services for planning and supervising complex surveys, including for 4D (time lapse) and wide-azimuth. Our acquisition expertise and MESA software platform enables clients, including both E&P companies and service providers, to optimize survey efficiency, data quality and costs.
Optimization Software - Marlin is a cloud-based software designed to maximize the safety and efficiency of complex offshore operations by automatically integrating a variety of data sources in real-time with operational plans to improve situational awareness and decision making. Akin to air traffic control systems, Marlin enables multiple stakeholders to share and visualize vessel route plans, foresee and avoid conflicts between vessels and fixed assets, optimize schedules safely within a rules-based environment, and measure and improve asset performance.
Our Devices group develops intelligent equipment controlled by our software to optimize operations. Our Devices group develops, manufactures and repairs marine towed streamer and seabed data acquisition systems, sensors and compasses which have been deployed in marine robotics, defense, scientific, E&P and other commercial applications.
Marine Positioning Systems - Our marine towed streamer positioning system includes streamer cable depth control devices, lateral control devices, compasses, acoustic positioning systems and other auxiliary sensors. This equipment is designed to control the vertical and horizontal positioning of the streamer cables and provides acoustic, compass and depth measurements to allow processors to tie navigation and location data to geophysical data to determine the location of potential hydrocarbon reserves.
Towed Streamer Data Acquisition System - DigiSTREAMER enables customers to acquire low noise, cost-effective data in an environmentally-friendly manner with solid cables.
Ocean Bottom Data Acquisition Technologies - Ocean bottom data acquisition provides higher resolution imaging typically used for development rather than exploration objectives because it provides more detailed reservoir characteristics to optimize production. ION’s 4Sea ocean bottom system is designed to deliver a step change in economics, image quality, QHSE and final data delivery time, creating more value for the customers by providing information faster for critical decisions, such as determining drilling locations, fluid injections, etc. The system’s transformational architecture enables a paradigm shift in performance by centralizing operational data to power analytics and optimize decision-making. While the technology components can be licensed separately, maximum value is derived from a complete system. The Company is offering 4Sea components more broadly to the growing number of OBS service providers under recurring revenue commercial strategies.
Marine Diverter - SailWing is an innovative foil-based marine diverter for smart and efficient source towing. SailWing consists of a series of foils over ropes strung between the head float and the first source station. The foil sizes and number are easily configurable to accommodate a wide variety of survey requirements.
Analog Geophones - Analog geophones are sensors that measure acoustic energy reflected from rock layers in the Earth’s subsurface using a mechanical, coil-spring element. We manufacture and market a full suite of geophones and geophone test equipment that operate in most environments, including land surface, transition zone and downhole. Our geophones are used in other industries as well.
INOVA Geophysical. INOVA manufactures land acquisition systems, including the G3i HD, Hawk and Quantum recording platforms, land source products, including the AHV-IV series, UNIVIB®, and UNIVIB 2 vibroseis vehicles, and source controllers and multicomponent sensors, including the VectorSeis digital 3C receivers.
ION History
Founded in 1968 as Input/Output (“I/O”), ION began as a provider of highly specialized seismic source synchronization equipment. In 1988, the company introduced its first land system, System One, capable of recording large volumes of data more quickly, which helped the industry shift from 2D to 3D data. ION became publicly traded on the NASDAQ exchange in 1991, and was listed on the New York Stock Exchange in 1994 using the trading symbol "IO". Throughout the 1990s and 2000s, ION experienced growth through a number of acquisitions. In 2002, the company’s first BasinSPAN multi-client program was introduced, paving the way for a global data library. In September 2007, Input/Output officially changed its name to "ION" as part of a re-branding to better reflect the continuing evolution of the company from an equipment manufacturer to a broad-based, technology-focused seismic solutions provider.

E&P Subsurface Data Collection and Use
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
Seismic data is recorded when listening devices placed on the Earth’s surface, ocean bottom floor, or carried within the streamer cable of a towed streamer vessel, measure how long it takes for sound vibrations to echo off rock layers underground. For seismic data acquisition onshore, the acoustic energy producing the sound vibrations is generated by large vibroseis (vibrator) vehicles. In marine acquisition, the energy is provided by a series of source arrays that deliver compressed air into the water column. The acoustic energy propagates through the subsurface as a spherical wave front, or seismic wave. Interfaces between different types of rocks will both reflect and transmit this wave front. Onshore, the reflected signals return to the surface where they are measured by sensitive receivers that are analog coil-spring geophones. Offshore, the reflected signals are recorded by either hydrophones towed in an array behind a streamer acquisition vessel or by multicomponent geophones or micro electromechanical system sensors that are placed directly on the ocean floor. Once the recorded seismic energy is processed using advanced algorithms and workflows, images of the subsurface can be created to depict the structure, lithology (rock type), fracture patterns, and fluid content of subsurface horizons, highlighting the most promising places to drill for oil and natural gas. This processing also aids in engineering decisions, such as drilling and completion methods, as well as decisions affecting overall reservoir production and economic decisions relating to infrastructure and reserves in place.
Markets and Customers
Our core E&P market is in recovery and we are diversifying our revenues in other markets to help mitigate the impact of oil and gas market cycles. Our primary customers are E&P companies to whom we market and offer services, primarily multi-client seismic data programs from our Ventures group, data processing and imaging services from our Imaging Services group, as well as consulting services from our E&P Advisors and Optimization Software & Services group. In 2019, E&P companies accounted for approximately 73% of our total consolidated net revenues. Secondarily, seismic contractors purchase our towed streamer data acquisition systems and related equipment and software to collect data in accordance with their E&P company customers’ specifications or for their own seismic data libraries.
We are actively diversifying our software and hardware into adjacent markets, primarily focused on ports and harbors and defense industries. Ports and harbors are undergoing a digital transformation that is fundamentally changing how they operate and increasing efficiency. Tier 1 ports have been leading the digital transformation, and there's an emerging need for Tier 2 ports to do so as well to compete. New disruptive technologies, such as artificial intelligence, Internet of Things and Blockchain have the potential to transform port efficiency.
The defense industry also benefits from enhanced situational awareness and advanced technologies for mission management and threat detection and mitigation. Using Marlin as the mission control and decision optimization tool in defense exercises, we were able to track hostile divers and unmanned underwater vehicles and manage real-time mitigation actions in response to operation zone incursions, such as smart nets, remote operated vehicle (“ROV”) interception and shepherding of friendly assets via unmanned service vehicles.
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

We sell our services and products through a direct sales force consisting of employees and international third-party sales representatives responsible for key geographic areas. The majority of our foreign sales are denominated in U.S. dollars. During 2019, 2018 and 2017, sales to destinations outside of North America accounted for approximately 73%, 75% and 76% of our consolidated net revenues, respectively. Further, systems and equipment sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses.
Traditionally, our business has been seasonal, with strongest demand typically in the second half of our fiscal year.
For information concerning the geographic breakdown of our consolidated net revenues, see Footnote 3 “Segment and Geographic Information of Footnotes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information.
Competition
The market for seismic services and products is highly competitive and characterized by frequent changes in technology.
Our Ventures group within our E&P Technology & Services segment faces competition in creating, developing and selling multi-client data libraries from a number of companies. CGG (an integrated geophysical company) and Schlumberger (a large integrated oilfield services company) shifted to an asset light strategy, joining TGS-NOPEC Geophysical Company ASA. Petroleum GeoServices ASA, Shearwater and Polarcus run acquisition crews and also compete in multi-client data acquisition. BGP operates in this space by primarily partnering with the aforementioned competitors to develop and sell multi-client data.
Our Imaging Services group within our E&P Technology & Services segment competes with companies that provide data processing services to E&P companies. See “Services and Products - E&P Technology & Services Segment.” While the barriers to enter this market are relatively low, we believe the barriers to compete at the higher end of the market where our efforts are focused - are significantly higher. At the higher end of this market, CGG and Schlumberger are our two primary competitors for advanced imaging services. Both of these companies are significantly larger than ION in terms of revenue, processing locations and sales, marketing and financial resources.
Our principal competitor for marine equipment is Sercel (a manufacturing subsidiary of CGG). Sercel has the advantage of being able to sell its products and services to its parent company that operates both land and marine crews, providing it with a significant and stable internal market and a greater ability to test new technology in the field. We also compete with other equipment companies on a product-by-product basis. Our ability to compete effectively in the manufacture and sale of seismic instruments and data acquisition systems depends principally upon continued technological innovation, as well as pricing, system reliability, reputation for quality and ability to deliver on schedule.
Some service providers design and manufacture acquisition technology in-house (or through a network of third-party vendors) to differentiate themselves. Although this technology competes directly with ours, it is not usually made available to other seismic acquisition contractors.
In the land seismic equipment market, where INOVA competes, the principal competitors are Sercel and Geospace Technologies. INOVA is a joint venture with BGP as a majority stake owner. BGP purchases land seismic equipment from both INOVA and competing land equipment suppliers.
Outside of our core market, we compete with a number of software and hardware technology companies. The market for ports and harbors and defense technologies tends to be very fragmented and with a range of huge multi-billion dollar competitors to new startups. The closest competitor to Marlin in ports and harbors is PortMaster, software developed by the Port of Rotterdam.
Our Strategy
The key elements of our business strategy are to:

•
Leverage our technologies to create value through data capture, analysis and optimization to enhance companies’ critical decision-making abilities and returns. Data, analytics and digitalization provide a step-change opportunity to translate information into insights to enhance decisions, gain a competitive edge and deliver superior returns. As a result, decision-making is shifting from what was historically an art to a science. ION offerings are focused on improving E&P decision-making and optimizing offshore operations.

•
Expand our E&P Technology & Services business, focusing on delivering value closer to the reservoir. Over the last 5 years, we have made an effort to diversify our offerings within the E&P life cycle and move closer to the reservoir. Historically known for our 2D programs, we entered the 3D multi-client market in 2014 by acquiring and processing our first survey offshore Ireland. Since then, we have expanded our 3D seismic data library considerably by purchasing existing seismic data and reimaging the data using our advanced data processing techniques and algorithms, such as our new Full Waveform Inversion (“FWI”). For the foreseeable future, we expect to continue investing in research and development and computing infrastructure for our data processing business and to support our multi-client projects. We believe shifting to more reservoir-focused E&P offerings will increase earnings and position our company better for E&P cycles.

•
Expand our Operations Optimization business into relevant adjacent markets.  While our traditional focus for technology has been on the E&P industry, we are broadening and diversifying our software and equipment businesses into relevant adjacent markets such as offshore logistics, defense and marine robotics.  Adjacent markets broaden our opportunity to better monetize our return on technology investments while reducing our susceptibility to E&P cycles. We intend to derive a significant portion of revenues from these non-E&P markets over the next 5 years.

•
Continue investing in advanced software and equipment technology to provide next generation services and products. Our industry is competitive and continually evolving, so we intend to continue investing in the development of new technologies to stay on the cutting-edge of innovation. A key element of our business strategy has been to understand the challenges faced in survey planning, data acquisition, processing, and interpretation and offshore operations. We will continue to develop and offer technology and services that enable us to work with clients to solve their unique challenges around the world. In particular, we intend to focus on the development of our 4Sea next generation ocean bottom seismic (“OBS”) technology, our Marlin operations optimization software, and continued advancement of our data processing and imaging workflows, such as FWI, with the goal of obtaining technical and market leadership in what we continue to believe are important and expanding markets. In 2019, our total investment in research and development and engineering was equal to approximately 11% of our total consolidated net revenues for the year.

Our Strengths
We believe that we are solidly positioned to successfully execute the key elements of our business strategy based on the following competitive strengths:

•
We develop and leverage cutting-edge technology platforms to improve decision-making and profitability. Our cutting-edge data management and analysis platforms help derive insights from data we acquire to improve E&P decision-making, enhance reservoir management and optimize offshore operations.  The data can be used to decide whether and how much to bid on a block, how to maximize production from a field, or how to optimize the safety and efficiency of complex maritime projects.  Our operations optimization platform and imaging engine are the core underlying technology and we continually advance our complex algorithms to improve the resulting analysis.

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

•
Our global footprint and diversified portfolio approach enable us to offset regional downturns or local slowdowns. Conducting business around the world has been and will continue to be a key component of our strategy. This global focus and diversified portfolio approach has been helpful in minimizing the impact of any regional or country-specific slowdown for short or extended periods of time.  While the traditional focus of our cutting-edge technology has been on the E&P industry, we are now broadening and diversifying our business into relevant adjacent markets such as offshore logistics, defense and marine robotics.  Adjacent markets broaden our opportunity to better monetize our return on technology investments while reducing our susceptibility to E&P cycles.

•
We have a diversified and blue chip customer base. We provide services and products to a diverse, global customer base that includes many of the largest oil and gas and geophysical companies in the world, including National Oil Companies (“NOCs”) and International Oil Companies (“IOCs”). Whereas almost all of our revenues in the early 2000s were derived principally from seismic service providers, in 2019, E&P companies accounted for approximately 73% of our total consolidated net revenues.

Product Research and Development
Our ability to compete effectively depends principally upon continued innovation in our underlying technologies and the value we can provide to inform decisions. As such, the overall focus of our research and development efforts has remained on improving the quality and value of the data we provide and the subsurface images we generate. In particular, we have concentrated on enhancing the quality of the information that can be extracted from the subsurface images. Research and development efforts targeted a range of new technologies.
The Imaging Services group continued to enhance its high-end workflows, such as FWI, and invest in infrastructure to efficiently deliver Tier 1 image quality.
The Optimization Software & Services group continues enhancing core survey design and command and control software while broadening Marlin’s capabilities for adjacent markets, primarily for ports and harbors.
In 2019, development within Devices group was focused on the new in-water control device, SailWing, including sea trials and integration with Orca and Gator software, as well as further development of our successful towed streamer positioning products, including the automated Streamer Recovery Device and rechargeable battery option. We continue to invest in the development of new sensors applicable within and outside our core business. In 2020, development will be primarily focused on new technologies for adjacent markets and sustaining our existing portfolio of technologies.
As many of these new services and products are under development and, as the development cycles from initial conception to commercial introduction can extend over a number of years, their commercial feasibility or degree of commercial acceptance may not yet be established. No assurance can be given concerning the successful development of any new service or product, any enhancements to them, the specific timing of their release or their level of acceptance in the marketplace.
Intellectual Property
We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. We have approximately 600 patents and pending patent applications, including filings in international jurisdictions with respect to the same kinds of technologies. Although our portfolio of patents is considered important to our operations, and particular patents may be material to specific business lines, no one patent is considered essential to our consolidated business operations.
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
The information contained in this Annual Report on Form 10-K contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “DigiFIN,” “Hawk,” “Orca,” “G3i,” “WiBand,”,“UNIVIB”, “MESA,” and “VectorSeis” refer to the VECTORSEIS®, DigiFIN®, HAWK®, ORCA®, G3I®, WiBand®, UNIVIB®, MESA®, and VectorSeis® registered marks owned by ION or INOVA Geophysical or their affiliates, and the terms “BasinSPAN,” “DigiBIRD II,” “Gator,” “AHV-IV,” “ResSCAN,” “SailWing,” “Marlin”, “SimSurvey” and “4Sea” refer to the BasinSPAN™, DigiBIRD II™, GATOR™, AHV-IV™, ResSCAN™, SailWing™, Marlin™, SimSurvey™, and 4Sea™ trademarks and service marks owned by ION or INOVA Geophysical or their affiliates.

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
Employees
As of December 31, 2019, we had 519 regular, full-time employees, 295 of whom were located in the U.S. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or retain as independent contractors in order to meet certain internal manufacturing or other business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we have never experienced a labor-related work stoppage. We believe that our employee relations are satisfactory.
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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	any additional damages or adverse rulings in the WesternGeco litigation and future potential adverse effects on our financial results and liquidity;

•	future levels of capital expenditures of our customers for seismic activities;

•	future oil and gas commodity prices;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	future cash needs and availability of cash to fund our operations and pay our obligations;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation;

•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our E&P Technology & Services segment;

•	future levels of our capital expenditures;

•	future government laws or regulations pertaining to the oil and gas industry, including trade restrictions, embargoes and sanctions imposed by the U.S. government;

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
Trial began in July 2012, and the jury returned a verdict in August 2012. The jury found that we infringed on six “claims” contained in four of WesternGeco’s patents by supplying our DigiFIN lateral streamer control units from the United States. (In patent law, a “claim” is a technical legal term; an infringer infringes on one or more “claims” of a given patent.)
In May 2014, the District Court entered a Final Judgment against us in the amount of $123.8 million. The Final Judgment also enjoined us from supplying DigiFINs or any parts unique to DigiFINs in or from the United States. We conducted our business in compliance with the District Court’s orders, and have reorganized our operations such that we no longer supply DigiFINs or any parts unique to DigiFINs in or from the United States.
As of 2018, we paid WesternGeco the $25.8 million of the Final Judgment (the portion of the judgment representing reasonable royalty damages and enhanced damages, plus interest).
However, as further described below, the balance of the judgment against us ($98.0 million, representing lost profits from surveys performed by our customers outside of the United States, plus interest) has been vacated, and a new trial ordered, to determine what lost profit damages, if any, WesternGeco is entitled to.
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
We may not ultimately prevail in the litigation and we could be required to pay lost profits if and when a new judgment issues in the new trial. Our assessment that we do not have a loss contingency may change in the future due to developments at the District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that a significant loss contingency is probable, which could have a material adverse effect on our business, financial condition and results of operations.
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

Demand for our services and products depends upon the level of spending by E&P companies and seismic contractors for exploration and production activities, and those activities depend in large part on oil and gas prices. Spending by our customers on services and products that we provide is highly discretionary in nature, and subject to rapid and material change. Any decline in oil and gas related spending on behalf of our customers could cause alterations in our capital spending plans, project modifications, delays or cancellations, general business disruptions or delays in payment, or non-payment of amounts that are owed to us, any one of which could have a material adverse effect on our financial condition. E&P companies’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:

•	the supply of and demand for oil and gas;

•	the level of prices, and expectations about future prices, of oil and gas;

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the expected rates of decline for current production;

•	the discovery rates of new oil and gas reserves;

•	weather conditions, including hurricanes, that can affect oil and gas operations over a wide area, as well as less severe inclement weather that can preclude or delay seismic data acquisition;

•	domestic and worldwide economic conditions;

•	public health crises, such as the coronavirus outbreak at the beginning of 2020;

•	changes in government leadership;

•	political instability in oil and gas producing countries;

•	technical advances affecting energy consumption;

•	government policies regarding the exploration, production and development of oil and gas reserves;

•	the ability of oil and gas producers to raise equity capital and debt financing;

•	merger and divestiture activity among oil and gas companies and seismic contractors; and

•	compliance by members of the OPEC and non-OPEC members, such as Russia, with agreements to cut oil production.
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
Our operating results often fluctuate from period to period as we are subject to cyclicality and seasonality factors.
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
Our operating results are subject to fluctuations from period to period as a result of introducing new services and products, the timing of significant expenses in connection with customer orders, unrealized sales, levels of research and development activities, the product and service mix of our revenues, the seasonality of our business (with strongest demand typically in the second half of the year) and delays caused by factors beyond our control. Because some of our products are technologically complex and tend to be relatively large investments, we generally experience long sales cycles for these types of products with a series of technical and commercial reviews by our customers and historically incur significant expense at the beginning of these cycles. Our revenues and gross margin can vary widely from period to period due to changes in customer requirements and demand as well as timing of orders and shipments and mix of services and products sold. This uneven pattern makes financial predictions for any given period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places challenges on our inventory management. As a result, if net revenues or gross margins fall below expectations, our results of operations and financial condition will likely be materially adversely affected.

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.
At December 31, 2019, our total outstanding indebtedness was approximately $121.5 million, consisting of approximately $120.6 million outstanding Senior Secured Second-Priority Notes (“Second Lien Notes”), $1.9 million of equipment finance lease obligations and $1.0 million of other short-term debt, partially offset by $2.0 million of debt issuance costs. At December 31, 2019, there was no outstanding indebtedness under our Credit Facility. Under our Credit Facility, the lender has committed $50.0 million of revolving credit, subject to a borrowing base. At December 31, 2019, we had $39.3 million of borrowing base availability under the Credit Facility. The amount available will increase or decrease monthly as our borrowing base changes. We may also incur additional indebtedness in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In February 2019, S&P Global Ratings (“S&P”) maintained our corporate credit rating of CCC+ and revised their outlook from a negative to stable. S&P’s outlook revision reflects our improved liquidity and expected improving financial measures due to an expected increase in international capital spending. Following the redemption of our Third Lien Notes in March 2018, Moody’s Investors Service has withdrawn all assigned public credit ratings on our Company, including the Caa2 Corporate Family Rating.
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
If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our strategic objectives.
At December 31, 2019, we had a negative working capital of $23.6 million. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current operating plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. In addition, if we do not generate sufficient revenues to cover our working capital requirements, our operations could be severely affected. To the extent it becomes necessary to raise additional cash in the future as s result of current cash and working capital resources being depleted, we would draw on our credit facility, of which $39.3 million was available to borrow at December 31, 2019. We may also seek to raise additional working capital through the public or private sale of assets, issuance of debt or equity securities and debt financing or short-term loans, or a combination of the foregoing. There is no assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and to fully implement our operating plan.

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
The indentures governing the 9.125% Second Lien Notes due 2021 contain a number of restrictive covenants that limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.
The indenture governing the Second Lien Notes imposes, (and the terms of any future indebtedness could impose) operating and other restrictions on us and our subsidiaries. Such restrictions affect, or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

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
A breach of any of these covenants could result in a default under the indenture governing the Second Lien Notes. If an event of default occurs, the trustee and holders of the Second Lien Notes could elect to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. An event of default under the indenture governing the Second Lien Notes would also constitute an event of default under our Credit Facility. In addition, if we are unable to repay or extend the maturity of our Second Lien Notes prior to their scheduled maturity in December 2021, the maturity of our Credit Facility, which currently matures in August 2023, will accelerate to mature in October 2021 which may cause us to face substantial liquidity problems and may force us to reduce or delay investments, dispose of material assets or operations, or issue additional debt or equity. See Footnote 5 “Long-term Debt” of the Footnotes to Consolidated Financial Statements appearing below in this Form 10-K.

As a technology-focused company, we are continually exposed to risks related to complex, highly technical services and products that are sometimes operated in dangerous marine environments.
We make strategic decisions from time to time as to the technologies in which we invest. Our operating results are dependent upon our ability to improve and refine our seismic imaging and data processing services and to successfully develop, manufacture and market our products and services. New technologies generally require a substantial investment before any assurance is available as to their commercial viability. If we choose the wrong technology, or if our competitors develop or select a superior technology, we could lose our existing customers and be unable to attract new customers, which would harm our business and operations.
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
We invest significant amounts in acquiring and processing new seismic data to add to our E&P Technology & Services’ multi-client data library. The costs of most of these investments are funded by our customers, with the remainder generally being recovered through future data licensing fees. In 2019, we invested approximately $28.8 million in our multi-client data library. Our customers generally commit to licensing the data prior to our initiating a new data library acquisition program. However, the aggregate amounts of future licensing fees for this data are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the library, and the availability of similar data from competitors.
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

•
The cost estimates upon which we base our pre-commitments of funding could be wrong. The result could be losses that have a material adverse effect on our financial condition and results of operations. These pre-commitments of funding are subject to the creditworthiness of our customers. In the event that a client refuses or is unable to pay its commitment, we could incur a substantial loss on that project.

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
The majority of our foreign sales are denominated in U.S. dollars. Sales to customer destinations outside of North America represented 73%, 75% and 76% of our consolidated net revenues for 2019, 2018 and 2017, respectively. We believe that export sales will remain a significant percentage of our revenues. U.S. export restrictions affect the types and specifications of products we can export. Additionally, in order to complete certain sales, U.S. laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses.
Like many energy services companies, we have operations in and sales into certain international areas, including parts of the Middle East, West Africa, Latin America, India, Asia Pacific and Russia, that are subject to risks of war, political disruption, civil disturbance, political corruption, public health crises, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may in the future consider to be state sponsors of terrorism) and changes in global trade policies. Our sales or operations may become restricted or prohibited in any country in which the foregoing risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:

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

Much of our litigation in recent years have involved disputes over ours and others’ rights to technology. See Item 3. “Legal Proceedings.”
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
If we do not effectively manage our transition into new services, products and adjacent markets, our revenues may suffer.
Services and products for our business are characterized by rapid technological advances and innovation in hardware performance, software functionality and features, frequent introduction of new services and products, and improvement in price characteristics relative to product and service performance. Among the risks associated with the introduction of new services and products and diversification to new markets are delays in development or manufacturing, variations in costs, customer acceptance, delays in customer purchases, reductions in price or replacing sales of existing products in anticipation of new offerings, write-offs or write-downs of the carrying costs of materials associated with prior generation products, difficulty in predicting customer demand due to competition, risks associated with customer qualification, evaluation of new products, quality issues or other defects that may not be adequately supported by application software and untimely commercialization. In addition, it may be difficult to ensure performance of new services and products in accordance with our revenue, margin and cost estimations and to achieve operational efficiencies embedded in our estimates. If any of these risks materializes or if we do not make an effective transition, our revenues and results of operations, may suffer.
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
Our business is exposed to risks related to customer concentration. In 2019, we had one multinational oil customer with sales that exceeded 10% of our consolidated net revenues. In 2018, we had two customers with sales that each exceeded 10% of our consolidated net revenues and we had one customer with sales that exceeded 10% of our consolidated net revenues for 2017. Our top five customers together accounted for approximately 40%, 39% and 34% of our consolidated net revenues during 2019, 2018 and 2017. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.
Any consolidation or strategic change made by our customers may impact the demand for our services and products. The loss of any of our significant customers could materially and adversely affect our results of operations and financial condition.
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
The securities markets in general and our common stock in particular have experienced significant price and volume volatility in recent years. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions (such as changes in interest rates, commodity and equity prices and the value of financial assets) but also to a change in sentiment in the market regarding our operations or business prospects or those of companies in our industry. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•	the inherent lumpiness and volatility of our customers’ spending cycles;

•	operating results that vary from the expectations of securities analysts and investors;

•	factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as the decline in crude oil prices and changes in oil and gas supply and demand;

•	the operating and securities price performance of companies that investors or analysts consider comparable to us;

•	actions by rating agencies related to the Notes; and

•	announcements of strategic developments, acquisitions and other material events by us or our competitors.
If the price of our common stock declines, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. A low price for our equity may negatively impact our ability to access additional debt capital. These factors may limit our ability to implement our operating and growth plans. In addition, the volatility in the market price of our common stock affects the value of our stock appreciation rights (“SARs”). To the extent that the price of our common stock increases, the value of our SARs will increase and could have a negative impact on our earnings and cash flows.
Goodwill and other long-lived assets (multi-client data library and property, plant and equipment) that we have recorded are subject to impairment evaluations. In addition, our product inventory may become obsolete or excessive due to future changes in technology, changes in market demand, or changes in market expectations. Write-downs of these assets may adversely affect our financial condition and results of operations.
Reductions in or an impairment of the value of our goodwill and other long-lived assets would result in additional charges against our earnings, which could have a material adverse effect on our reported results of operations and financial position in future periods. At December 31, 2019, our remaining goodwill, multi-client data library and property, plant and equipment balances were $23.6 million, $60.4 million and $13.2 million, respectively. For 2019, we wrote down our multi-client data library by $9.1 million resulting from our annual impairment review. For 2018, we recognized an impairment of $36.6 million in property, plant and equipment for our cable-based ocean bottom acquisition technologies.
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
We derived approximately 73% of our 2019 consolidated net revenues from international sales, subjecting us to risks relating to fluctuations in currency exchange rates. Currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We operate in a wide variety of jurisdictions, including the United Kingdom, Brazil, Mexico, China, Canada, Russia, the United Arab Emirates, Egypt and other countries. Certain of these countries have experienced geopolitical instability, economic problems and other uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world, or the collectability of receivables, our future results of operations, liquidity and financial condition may be adversely affected.
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
Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events.
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
In addition to the specific regulatory risks discussed elsewhere in this Item 1A. “Risk Factors” section, our operations are subject to other laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or services or result in the need to modify our services and products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Our export activities in particular are subject to extensive and evolving trade regulations. . We have multiple product lines and services that are sold in many countries throughout the world. Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government. These restrictions, sanctions and embargoes also prohibit or limit us from participating in certain business activities in those countries. Violation of these rules could result in significant penalties. In addition, our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties, and the protection of the environment. These laws have been changed frequently in the past, and there can be no assurance that future changes will not have a material adverse effect on us. In addition, our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. Consequently, changes in governmental regulations applicable to our customers may reduce demand for our services and products. To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal operating facilities at December 31, 2019 were as follows:

Operating Facilities	Square Footage	Segment
Houston, Texas	210,000	Global Headquarters and E&P Technology & Services
Harahan, Louisiana	144,000	Devices group within Operations Optimization
Chertsey, England	18,000	E&P Technology & Services
Edinburgh, Scotland	16,000	Optimization Software & Services group within Operations Optimization
	388,000
Each of these operating facilities is leased by us under long-term lease agreements. These lease agreements have terms that expire ranging from 2020 to 2026. See Footnote 14 “Lease Obligations” of Footnotes to Consolidated Financial Statements.
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

Trial began in July 2012, and the jury returned a verdict in August 2012. The jury found that we infringed on six “claims” contained in four of WesternGeco’s patents by supplying our DigiFIN lateral streamer control units from the United States. (In patent law, a “claim” is a technical legal term; an infringer infringes on one or more “claims” of a given patent.)
In May 2014, the District Court entered a Final Judgment against us in the amount of $123.8 million. The Final Judgment also enjoined us from supplying DigiFINs or any parts unique to DigiFINs in or from the United States. We conducted our business in compliance with the District Court’s orders, and have reorganized our operations such that we no longer supply DigiFINs or any parts unique to DigiFINs in or from the United States.
As of 2018, we paid WesternGeco the $25.8 million of the Final Judgment (the portion of the judgment representing reasonable royalty damages and enhanced damages, plus interest).
However, as further described below, the balance of the judgment against us ($98.0 million, representing lost profits from surveys performed by our customers outside of the United States, plus interest) has been vacated, and a new trial ordered, to determine what lost profit damages, if any, WesternGeco is entitled to.
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
We may not ultimately prevail in the litigation and we could be required to pay lost profits if and when a new judgment issues in the new trial. Our assessment that we do not have a loss contingency may change in the future due to developments at the District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that a significant loss contingency is probable, which could have a material adverse effect on our business, financial condition and results of operations.
Other Litigation
In July 2018, we prevailed in an arbitration that we initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to our ability to continue to license data under our IndiaSPAN program.  The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, we were ordered to escrow approximately $4.5 million in sales proceeds that we had received in respect of sales from our IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. We challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered us to comply with it which will require us to deposit approximately $4.5 million in escrow in late February 2020. We prevailed on the merits in the arbitration and expect to have that award upheld in Indian court, which would result in release of our portion of the escrowed money.
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
On December 31, 2019, there were 547 holders of record of our common stock.
During the three months ended December 31, 2019, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
October 1, 2019 to October 31, 2019	—	$—	Not applicable	Not applicable
November 1, 2019 to November 30, 2019	—	$—	Not applicable	Not applicable
December 1, 2019 to December 31, 2019	4,026	$8.43	Not applicable	Not applicable
Total	4,026	$8.43
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

Item 6. Selected Financial Data
Special Items Affecting Comparability
The selected consolidated financial data set forth below under “Historical Selected Financial Data” with respect to our consolidated statements of operations for 2019, 2018, 2017, 2016 and 2015, and with respect to our consolidated balance sheets at December 31, 2019, 2018, 2017, 2016 and 2015, have been derived from our audited consolidated financial statements.
Our results of operations and financial condition have been affected by restructuring activities, legal contingencies, dispositions, debt refinancing and impairments and write-downs of assets during the periods presented, which affect the comparability of the financial information shown. In particular, our results of operations for the fiscal years ended December 31, 2015 – 2019 time period were impacted by the following items (before tax):

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cost of sales:
Write-down of multi-client data library	$(9,072)	$—	$(2,304)	$—	$(399)
Operating expenses:
Impairment of long-lived assets	$—	$(36,553)	$—	$—	$—
Stock appreciation right awards and related expense	$(2,910)	$(2,105)	$(6,141)	$—	$—
Severance expense	$(2,810)	$—	$—	$—	$—
Other income (expense):
Reversal of (accrual for) loss contingency related to legal proceedings	$—	$—	$(5,000)	$1,168	$101,978
Recovery of INOVA bad debts	$—	$—	$844	$3,983	$—
Loss on bond exchange	$—	$—	$—	$(2,182)	$—
The historical selected financial data shown below should not be considered as being indicative of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Historical Selected Financial Data

	Years Ended December 31,
	2019		2018	2017		2016	2015
	(In thousands, except for per share data)
Statement of Operations Data:
Net revenues	$174,679		$180,045	$197,554		$172,808	$221,513
Gross profit	60,022		59,620	75,639		36,032	8,003
Loss from operations	(24,459)		(54,272)	(8,699)		(43,171)	(100,632)
Net loss applicable to common shares	(48,199)		(71,171)	(30,242)		(65,148)	(25,122)
Net loss per basic share	$(3.41)		$(5.20)	$(2.55)		$(5.71)	$(2.29)
Net loss per diluted share	$(3.41)		$(5.20)	$(2.55)		$(5.71)	$(2.29)
Weighted average number of common shares outstanding	14,131		13,692	11,876		11,400	10,957
Weighted average number of diluted shares outstanding	14,131		13,692	11,876		11,400	10,957
Balance Sheet Data (end of year):
Working capital	$(23,561)	(a)	$7,891	$(8,628)	(b)	$16,555	$93,160
Total assets	233,194		292,552	301,069		313,216	435,088
Long-term debt (c)	121,459		121,741	156,744		158,790	182,992
Total (deficit) equity	(34,632)		7,824	30,806		53,398	112,040
Other Data:
Investment in multi-client data library	$28,804		$28,276	$23,710		$14,884	$45,558
Capital expenditures	2,411		1,514	1,063		1,488	19,241
Depreciation and amortization (other than multi-client data library)	3,657		8,763	16,592		21,975	26,527
Amortization of multi-client data library	39,541		48,988	47,102		33,335	35,784

(a)	Working capital was impacted by project delays.

(b)	Working capital at December 31, 2017 is negative due to $28.5 million of Third Lien Notes (redeemed March 26, 2018) being reclassified from long-term to current.

(c)	Includes current maturities of long-term debt.
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
We have been a leading technology innovator for over 50 years. While the traditional focus of our cutting-edge technology has been on the exploration and production (“E&P”) industry, we are now broadening and diversifying our business into relevant adjacent markets such as offshore logistics, ports and harbors, defense and marine robotics.
Our offerings are focused on improving subsurface knowledge to enhance E&P decision-making and enhancing situational awareness to optimize offshore operations. We serve customers in most major energy producing regions of the world from strategically located offices.
The Company is publicly listed on the New York Stock Exchange under the ticker IO. ION is headquartered in Houston, Texas with regional offices around the world.
During the first quarter of 2019, we consolidated our operating segments from three into two, eliminating the separate presentation of our Ocean Bottom Integrated Technologies segment. This consolidation aligns with our asset light business model and evolved strategy to commercialize 4Sea ocean bottom technologies instead of operating a crew. Revenues from 4Sea are being recognized through the relevant segment, either E&P Technology & Services or Operations Optimization.
We provide our services and products through two business segments – E&P Technology & Services and Operations Optimization.

For a full discussion of our business, see Part I, Item 1. “Business.”
Macroeconomic Conditions
Demand for our services and products is cyclical and dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term economic growth, resource supply and demand, and commodity prices. Oil and gas projections suggest continued demand growth may create a supply gap in the middle of the next decade that production from US shale developments may be unable to meet, necessitating offshore exploration and development.  The annual decline rate in existing oil fields is about 10%, which can be reduced to about 5% per year with infill and other enhanced recovery techniques. Due to the time it takes to develop and start producing oil and gas from new discoveries offshore, there’s an increasing need to reinvest in conventional resources offshore to meet demand in the middle of the next decade. We’re starting to see increasing pressure for a resumption in offshore investment and exploration activity to replace reserves and existing production.
The following is a summary of recent oil and gas pricing trends:

	Brent Crude (per bbl)		West Texas Intermediate Crude (per bbl)		Henry Hub Natural Gas (per mcf)
Quarter ended	High	Low	High	Low	High	Low
12/31/2019	$69.70	$57.92	$61.76	$52.41	$2.87	$1.75
9/30/2019	$68.42	$55.03	$63.10	$51.14	$2.75	$2.02
6/30/2019	$74.94	$61.66	$66.24	$51.13	$2.76	$2.27
3/31/2019	$69.08	$53.23	$61.59	$46.31	$4.25	$2.54
12/31/2018	$86.07	$50.57	$76.40	$44.48	$4.70	$3.10
9/30/2018	$82.72	$68.38	$74.19	$65.07	$3.12	$2.73
6/30/2018	$80.42	$66.04	$77.41	$62.03	$3.08	$2.74
3/31/2018	$71.08	$61.94	$66.27	$59.20	$6.24	$2.49

Source: EIA.
Crude oil prices traded within relatively narrow price ranges in 2019. Brent prices reached an annual daily low of $55 per barrel in early January 2019 and a daily high of $75 per barrel in late April 2019, resulting in a range of $20 per barrel, the narrowest Brent price range since 2003. These narrower trading ranges occurred as a result of OPEC and others actively managing supply to offset upward and downward price pressures. The U.S. Energy Information Administration (“EIA”) estimates that global oil markets were roughly balanced in 2019, as global oil supply declined slightly and global oil consumption grew at its slowest pace since 2011. In 2019, several factors provided downward pressure on crude oil prices including the growth in US production and lower global demand growth. These were offset by the September attacks on Saudi Arabia’s crude oil processing facilities, OPEC and non-OPEC continued production cut and U.S sanctions on Venezuela and Iran. The EIA forecasts the Brent crude oil spot price will average $65 per barrel in 2020, which is relatively consistent with 2019.
Given the historical volatility of crude prices, there is a continued risk that if commodity prices start to deteriorate again, demand for our services and products could decline.
Impact to Our Business
Our portfolio of E&P offerings is aligned with market trends and targets all aspects of spending across the E&P life cycle. For example, current E&P focus areas include higher return infrastructure-led exploration, emerging basins, lower breakeven opportunities and targeted frontier basins.
In 2019, our total net revenues decreased by $5.3 million, or 3%, to $174.7 million for 2019 from $180.0 million for 2018. This decrease is primarily attributable to decline in our New Venture revenues resulting from the scale and timing of our multi-client programs.
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
In our E&P Technology & Services segment, our New Venture revenues decreased compared to 2018 due to scale and timing of our new programs. Delays in license round announcements can materially impact the timing of sales in areas where our New Venture programs are underway. Our Data Library sales increased in 2019 compared to 2018 due to sales of South American data. Imaging Services revenues increased due to modest market improvement and the successful execution of our strategy to focus on key clients, applications and basins that benefit from and enable us to continue enhancing our advanced technologies. We invested $28.8 million in our multi-client data library during 2019, approximately $0.5 million and $5.1 million more compared to 2018 and 2017, respectively.
At December 31, 2019, our E&P Technology & Services segment backlog, which consists of commitments for (i) data processing work, (ii) New Venture projects (both multi-client and proprietary) by our Ventures group underwritten by our customers and (iii) E&P Advisors projects, decreased 14% to $18.9 million, compared with $21.9 million at December 31, 2018. The majority of our backlog relates to our multi-client seismic programs and our proprietary Imaging Services and E&P Advisors work. We anticipate that the majority of our backlog will be recognized as revenue over the first half of 2020.
Over the last five years, we have made an effort to diversify our offerings across the E&P life cycle and move closer to the reservoir, where capital investment tends to be more consistent. Our Imaging Services team has largely worked in the high-end 3D market for the last decade. In the multi-client market, we were historically known for our 2D programs and entered the 3D market in 2014. Since then, we have rapidly expanded our 3D seismic data library by purchasing existing seismic data and reimaging the data using our advanced data processing techniques and algorithms. The 350,000 sq km of multi-client reimaging programs has given us credibility and experience in the space, leading to a pipeline of opportunities for new 3D towed streamer or seabed programs that offer larger scale revenue and profit potential.
Within the Operations Optimization segment, the increase in Optimization Software & Services revenues was due to an increase in deployments of and associated engineering services related to our Marlin offshore operations optimization software. Devices revenues increased due to an increase in sales of replacement marine equipment and repairs.
It is our view that technologies that add a competitive advantage through improved imaging, lower costs, higher productivity, or enhanced safety will continue to be valued in our marketplace. We believe that our newest technologies, such as Marlin and 4Sea, will continue to attract customer interest, because these technologies are designed to deliver those desirable attributes.
The sustained E&P shift to maintain capital discipline and deliver shareholder value has resulted in a leaner, more profitable environment. E&P management focus is now much more closely aligned with investor interests where emphasis is on value metrics such as return on investment and cash generation as opposed to volume metrics such as production or reserves growth.
International activity has been picking up while North America has slowed down. Sustainable structural changes have made offshore increasingly cost-competitive with shale, with improved payback timeframes. As a result, we are seeing investment start to flow offshore again, which aligns more favorably with ION’s strategy and portfolio. In addition, exploration returns have rebounded back to healthier levels, with frontier areas demonstrating the most attractive returns, which will likely encourage future investment.
Historically, our revenue and EBITDA generation is lower in the first part of the year as customers tend to set budgets in the first quarter, then picks up as they firm up plans throughout the year. The last few years, E&P companies have remained focused on generating cash and shareholders return prioritizing value over volume.
We expect continued activity to rationalize and high grade portfolios to maximize return on investment, and related data sales opportunities to fill knowledge gaps. With a strong focus on value generation, exploration spending remains very focused on specific geographic areas.
As a result, we are focusing to align our organization structure with our strategy as well as rightsizing our costs relative to our revenues. We are cutting our costs by reducing our use of contractors and vendors and eliminating certain discretionary spending, reducing our facilities and reducing our headcount by approximately 11%. We expect that these efforts will result in annualized savings of over $20.0 million.
Key Financial Metrics
The tables below provide (i) a summary of our net revenues for our company as a whole, and by segment, for 2019, 2018 and 2017, and (ii) an overview of other certain key financial metrics for our company as a whole and our two business segments on a comparative basis for 2019, 2018 and 2017, as reported and as adjusted in all three years for the special items recorded for those years.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net revenues:
E&P Technology & Services:
New Venture (a)	$31,188	$69,685	$100,824
Data Library	71,847	47,095	40,016
Total multi-client revenues (b)	103,035	116,780	140,840
Imaging Services	22,543	19,740	16,409
Total	$125,578	$136,520	$157,249
Operations Optimization:
Optimization Software & Services	$23,140	$21,129	$16,695
Devices	25,961	22,396	23,610
Total	$49,101	$43,525	$40,305
Total	$174,679	$180,045	$197,554

(a)	Includes net revenues generated by our E&P Advisors group.

(b)	Excluding item (a) above, this represents net revenues generated our Ventures group.

	Year Ended December 31, 2019					Year Ended December 31, 2018					Year Ended December 31, 2017
	As Reported		Special Items		As Adjusted	As Reported		Special Items		As Adjusted	As Reported		Special Items		As Adjusted
	(In thousands, except per share data)
Gross profit (loss):
E&P Technology & Services	$35,699		$9,072	(b)	$44,771	$43,369		$—		$43,369	$65,196		$—		$65,196
Operations Optimization	24,323		—		24,323	22,293		—		22,293	20,076		—		20,076
Segment gross profit	60,022		9,072		69,094	65,662		—		65,662	85,272		—		85,272
Other (a)	—		—		—	(6,042)		—		(6,042)	(9,633)		—		(9,633)
Total	$60,022		$9,072		$69,094	$59,620		$—		$59,620	$75,639		$—		$75,639
Gross margin:
E&P Technology & Services	28%		8%		36%	32%		—%		32%	41%		—%		41%
Operations Optimization	50%		—%		50%	51%		—%		51%	50%		—%		50%
Segment gross margin	34%		6%		40%	36%		—%		36%	43%		—%		42%
Other	—%		—%		—%	(3)%		—%		(3)%	(5)%		—%		(5)%
Total	34%		6%		40%	33%		—%		33%	38%		—%		38%
Income (loss) from operations:
E&P Technology & Services	$8,833		$9,072	(b)	$17,905	$21,758		$—		$21,758	$42,505		$—		$42,505
Operations Optimization	8,189		—		8,189	7,295		—		7,295	8,022		—		8,022
Support and other	(41,481)	(e)	5,720	(c)	(35,761)	(83,325)	(e)	38,658	(d)	(44,667)	(59,226)	(e)	6,141	(f)	(53,085)
Total	$(24,459)		$14,792		$(9,667)	$(54,272)		$38,658		$(15,614)	$(8,699)		$6,141		$(2,558)
Operating margin:
E&P Technology & Services	7%		7%		14%	16%		—%		16%	27%		—%		27%
Operations Optimization	17%		—%		17%	17%		—%		17%	20%		—%		20%
Support and other	(24)%		4%		(20)%	(46)%		21%		(25)%	(30)%		4%		(26)%
Total	(14)%		8%		(6)%	(30)%		21%		(9)%	(4)%		3%		(1)%
Net income (loss) applicable to common shares	$(48,199)		$14,347	(h)	$(33,852)	$(71,171)		$38,658		$(32,513)	$(30,242)		$11,141	(g)	$(19,101)
Diluted net income (loss) per common share	$(3.41)		$1.01		$(2.40)	$(5.20)		$2.83		$(2.37)	$(2.55)		$0.94		$(1.61)

(a)	Relates to the gross loss of previously reported Ocean Bottom Integrated Technologies segment.

(b)	Relates to the write-down of our multi-client data library.

(c)	Represents severance expense of $2.8 million and stock appreciation right awards expense of $2.9 million.

(d)	Represents a write-down of the cable-based ocean bottom acquisition technologies of $36.6 million and stock appreciation rights awards and related expenses for 2018 of $2.1 million.

(e)
Includes loss from operations of previously reported Ocean Bottom Integrated Technologies segment of $1.7 million, $11.1 million and $16.3 million for 2019, 2018 and 2017, respectively, which includes item (a) above, operating expenses of $1.7 million, $5.1 million and $6.7 million for 2019, 2018 and 2017 and impairment charge of $36.6 million for 2018. Remaining balance primarily relates to operating expenses.

(f)	Represents stock appreciation right awards and related expenses for 2017.

(g)	In addition to item (f), also impacting net loss applicable to common shares was a loss contingency accrual of $5.0 million related to legal proceedings.

(h)	In addition to item (b) and (c), also impacting net loss applicable to common shares was the tax impact of $0.4 million related to the write-down of our multi-client data library.

We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. The financial results are reported in accordance with Generally Accepted Accounting Principles (“GAAP”). However, management believes that certain non-GAAP performance measures may provide users of this financial information, additional meaningful comparisons between current results and results in prior operating periods. One such non-GAAP financial measure is net income (loss) applicable to common shares as adjusted or adjusted net income (loss), which excludes certain charges or amounts. This adjusted net income (loss) is not a measure of financial performance under GAAP. Accordingly, it should not be considered as a substitute for income (loss) from operations, net loss or other income data prepared in accordance with GAAP.
For a discussion of factors that could impact our future operating results and financial condition, see Item 1A. “Risk Factors” above.
Results of Operations
Year Ended December 31, 2019 (As Adjusted) Compared to Year Ended December 31, 2018 (As Adjusted)
Our total net revenues of $174.7 million for 2019 decreased $5.3 million, or 3%, compared to total net revenues of $180.0 million for 2018. Our overall gross profit percentage, as adjusted, for 2019 was 40%, compared to a gross profit percentage of 33% for 2018. Total operating expenses as a percentage of total net revenues for 2019 and 2018 were 45% and 42%, as adjusted, respectively. During 2019, our loss from operations as adjusted, was $9.7 million, compared to a loss of $15.6 million for 2018.
Our net loss as adjusted, for 2019 was $33.9 million, or a loss of $2.40 per share, compared to net loss of $32.5 million or a loss of $2.37 per share for 2018. As noted above, our net loss for 2019 and 2018 included other special items totaling $14.3 million and $38.7 million, respectively, impacting our loss per share by $1.01 and $2.83, respectively.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for 2019 decreased by $10.9 million, or 8%, to $125.6 million, compared to $136.5 million for 2018. Within the E&P Technology & Services segment, total multi-client revenues were $103.0 million, a decrease of 12%, with New Venture revenues experiencing significant declines during 2019 resulting from timing and scale of new multi-client programs. Partially offsetting the overall decline in New Venture revenues was an increase in Data Library revenues of $24.8 million, or 53%, attributable to sales of South American data. Imaging Services revenues were $22.5 million, a 14% increase, attributable to modest market improvement and the successful execution of our strategy to focus on key clients, applications and basins that benefit from and enable us to continue enhancing our advanced technologies.
Gross profit as adjusted, increased by $1.4 million to $44.8 million, representing a 36% gross margin, compared to $43.4 million, or 32% gross margin, for 2018. The increase in gross profit and margin were due to increases in Data Library and Imaging Services revenues, as noted above.
Operations Optimization — Net revenues for 2019 increased by $5.6 million, or 13%, to $49.1 million, compared to $43.5 million for 2018. Optimization Software & Services net revenues increased by $2.0 million, or 10%, to $23.1 million, compared to $21.1 million for 2018 due to an increase in deployments of and associated engineering services related to our Marlin offshore optimization software. Devices revenues for 2019 increased by $3.6 million, or 16%, to $26.0 million, compared to $22.4 million for 2018. This increase was due to an increase in sales of marine equipment replacement and repairs. Operations Optimization gross profit for 2019 increased by $2.0 million to $24.3 million, in 2019, compared to $22.3 million, for 2018. Gross margin were consistent for both 2019 and 2018.
Operating Expenses (As Adjusted)
The following table presents the “As Adjusted” in both 2019 and 2018, excluding other special items (in thousands):

	Year Ended December 31, 2019				Year Ended December 31, 2018
	As Reported	Special Items		As Adjusted	As Reported	Special Items		As Adjusted
Operating expenses:
Research, development and engineering	$19,025	$—		$19,025	$18,182	$—		$18,182
Marketing and sales	23,207	—		23,207	21,793	—		21,793
General, administrative and other operating expenses	42,249	(5,720)	(a)	36,529	37,364	(2,105)	(b)	35,259
Impairment of long-lived assets	—	—		—	36,553	(36,553)	(c)	—
Total operating expenses	$84,481	$(5,720)		$78,761	$113,892	$(38,658)		$75,234

(a)	Represents severance expense of $2.8 million and stock appreciation right awards expense of $2.9 million.

(b)	Represents stock appreciation rights awards and related expenses for 2018.

(c)	Represents a write-down of the cable-based ocean bottom acquisition technologies.
Research, Development and Engineering — Research, development and engineering expense increased $0.8 million, or 5%, to $19.0 million, for 2019, compared to $18.2 million, for 2018. Increase is primarily driven by higher spend in developing imaging algorithms and infrastructure, devices and software. We see significant long-term potential in offerings that are designed to improve image quality, safety and productivity, which drives our investment decisions.
Marketing and Sales — Marketing and sales expense increased $1.4 million, or 6%, to $23.2 million, for 2019, compared to $21.8 million, for 2018. This increase was primarily due to increased commission expenses driven by increased data library sales within the E&P Technology and Services segment.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses increased $1.3 million, or 4%, to $36.5 million, as adjusted, for 2019 compared to $35.3 million, as adjusted, for 2018. The increase was related to compensation expense.
Other Items
Interest Expense, net — Interest expense, net, of $13.1 million for 2019 compared to $13.0 million for 2018. For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Other Expense — Other expense for 2019 was $1.6 million compared to $0.4 million for 2018. Increase primarily relates to foreign exchange loss from our operations in Brazil.
Income Tax Expense — Income tax expense for 2019 was $8.1 million compared to $2.7 million for 2018. Our effective tax rates for 2019 and 2018 were 20.6% and 4.0%, respectively. The income tax expense for 2019 and 2018 primarily relates to profits generated by our non-U.S. businesses. Tax expense for 2019 and 2018 includes zero and $0.3 million, respectively, of tax benefit for the release of the valuation allowance against refundable U.S. alternative minimum tax (“AMT”) credits. Tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which we cannot currently benefit. Our effective tax rate for 2019 was negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 7 “Income Taxes” of Footnotes to Consolidated Financial Statements.
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
Our net loss for 2018 was $32.5 million, as adjusted, or a loss of $2.37 per share, compared to net loss of $19.1 million, as adjusted, or a loss of $1.61 per share for 2017. As noted above, our net loss for 2018 and 2017 included other special items totaling $38.7 million and $11.1 million, respectively, impacting our loss per share by $2.83 and $0.94, respectively.

Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for 2018 decreased by $20.7 million, or 13%, to $136.5 million, compared to $157.2 million for 2017. Within the E&P Technology & Services segment, total multi-client revenues were $116.8 million, a decrease of 17%, with New Venture revenues experiencing significant declines during 2018. Partially offsetting the overall decline in New Venture revenues was an increase in Data Library revenues, attributable to sales of the recently completed phases of the Brazil and Mexico reimaging programs, along with sales of 2D data libraries in Libya. The decrease in multi-client revenues was driven by the continued delay of the Panama license round announcement, the deferment of new E&P investments in Mexico and the continued focus on cash preservation within E&P companies restricting exploration spending. Imaging Services revenues were $19.7 million, a 20% increase, due to an increase in proprietary ocean bottom nodal imaging projects.
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
Operating Expenses (As Adjusted)
The following table presents the “As Adjusted” in both 2018 and 2017, excluding other special items (in thousands):

	Year Ended December 31, 2018				Year Ended December 31, 2017
	As Reported	Special Items		As Adjusted	As Reported	Special Items		As Adjusted
Operating expenses:
Research, development and engineering	$18,182	$—		$18,182	$16,431	$—		$16,431
Marketing and sales	21,793	—		21,793	20,778	—		20,778
General, administrative and other operating expenses	37,364	(2,105)	(a)	35,259	47,129	(6,141)	(a)	40,988
Impairment of long-lived assets	36,553	(36,553)	(b)	—	—			—
Total operating expenses	$113,892	$(38,658)		$75,234	$84,338	$(6,141)		$78,197

(a)	Represents stock appreciation rights awards and related expenses for 2018 and 2017.

(b)	Represents a write-down of the cable-based ocean bottom acquisition technologies.
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
The following table reflects the significant items of other income (in thousands):

	Years Ended December 31,
	2018	2017
Reduction of (accrual for) loss contingency related to legal proceedings (Footnote 8)	$—	$(5,000)
Recovery of INOVA bad debts	—	844
Other income (expense)	(436)	211
Total other expense	$(436)	$(3,945)
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
Liquidity and Capital Resources
Sources of Capital
At December 31, 2019, we had total liquidity of $72.4 million, consisting of $33.1 million in cash on hand and $39.3 million of available borrowing capacity under the Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. At December 31, 2019, we had negative working capital of $23.6 million. Excluding current maturities of operating lease liabilities, our working capital would have been negative $12.5 million. Working capital requirements are primarily driven by our investment in our (i) multi-client data library ($28.8 million in 2019) and royalty payments for multi-client sales. Also, our headcount has traditionally been a significant driver of our working capital needs. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses, typically in advance of related revenue billings and collections.
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

•
modify the interest rate such that the maximum interest rate remains consistent with the fixed interest rate prior to the Third Amendment (that is, 3.00% per annum for domestic rate loans and 4.00% per annum for LIBOR rate loans), but lowers the range down to a minimum interest rate of 2.00% for domestic rate loans and 3.00% for LIBOR rate loans based on a leverage ratio for the preceding four-quarter period;

•
decrease the minimum excess borrowing availability threshold which (if the Borrowers have minimum excess borrowing availability below any such threshold) triggers the agent’s right to exercise dominion over cash and deposit accounts; and

•	modify the trigger required to test for compliance with the fixed charge coverage ratio.
The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library. At December 31, 2019, the undrawn borrowing base availability under the Credit Facility was $39.3 million, and there was no outstanding indebtedness under the Credit Facility. The maturity of the Credit Facility will accelerate to October 31, 2021 if we are unable to repay or extend the maturity of the Second Lien Notes.
The Credit Facility requires us to maintain compliance with various covenants. At December 31, 2019, we are in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility see Footnote 5 “Long-term Debt” of Footnotes to Consolidated Financial Statements.
Senior Secured Notes
At December 31, 2019, ION Geophysical Corporation’s 9.125% Senior Secured Second Priority Notes due December 2021 (the “Second Lien Notes”) had an outstanding principal amount of $120.6 million and are senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary. Interest on the Second Lien Notes is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
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
At December 31, 2019, we are in compliance with all of the covenants under the Second Lien Notes.
On or after December 15, 2019, we may on one or more occasions redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.50%
2020	103.50%
2021	100.00%

Meeting our Liquidity Requirements
At December 31, 2019, our total outstanding indebtedness was approximately $121.5 million, consisting primarily of approximately $120.6 million outstanding Second Lien Notes, $1.9 million of equipment finance leases and $1.0 million of other short-term debt, partially offset by $2.0 million of debt issuance costs. At December 31, 2019, there was no outstanding indebtedness under our Credit Facility.
For the Current Period, total capital expenditures, including investments in our multi-client data library, were $31.2 million. We currently expect that our capital expenditures related to investments in our multi-client data library will be in the range of $30.0 million to $40.0 million in 2020, a portion of which will be pre-funded by our customers. Investments in our multi-client data library are dependent upon the timing of our New Venture projects and the availability of underwriting by our customers. We currently expect capital expenditures related to property, plant and equipment to be in the range of $5.0 million to $10.0 million in 2020.
We believe that our existing cash balance, cash from operations and undrawn availability under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, should our costs and expenses prove to be greater than we currently anticipate or if we do not generate sufficient revenues to cover our working capital requirements, our operations will be severely affected. In addition, as described at Part I, Item 3. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity, financial condition and results of operations.
Cash Flow from Operations
Net cash provided by operating activities was $34.2 million for 2019, compared to $7.1 million for 2018. The increase was primarily driven by collections of our combined accounts and unbilled receivable balance.
Net cash provided by operating activities was $7.1 million for 2018, compared to $27.6 million for 2017. The decrease was driven by lower revenue activity compared to 2017, payment of $3.8 million damages for the WesternGeco lawsuit, reductions in accounts payable and accrued expenses and increase in our combined accounts and unbilled receivable balance.
Cash Flow Used In Investing Activities
Net cash flow used in investing activities was $31.2 million for 2019, compared to $29.8 million for 2018. The principal uses of cash in our investing activities during 2019 were $28.8 million of investments in our multi-client data library and $2.4 million of investments in property, plant and equipment.
Net cash flow used in investing activities was $29.8 million for 2018, compared to $24.8 million for 2017. The principal uses of cash in our investing activities during 2018 were $28.3 million of investments in our multi-client data library and $1.5 million of investments in property, plant and equipment.
Cash Flow Used in Financing Activities
Net cash flow used in financing activities was $3.5 million for 2019, compared to $3.8 millionnet cash flow provided by financing activities in 2018. The net cash used in financing activities was primarily related to $2.6 million of payments on long-term debt, including equipment finance leases during 2019.
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

Future Contractual Obligations
The following table sets forth estimates of future payments of our consolidated contractual obligations, as of December 31, 2019 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term and short-term debt	$121,541	$972	$120,569	$—	$—
Interest on long-term debt obligations	23,517	11,626	11,891	—	—
Equipment finance leases	2,010	1,254	756	—	—
Operating leases	52,726	12,708	30,887	9,128	3
Purchase obligations	5,814	5,814	—	—	—
Total	$205,608	$32,374	$164,103	$9,128	$3
The long-term and short-term debt at December 31, 2019 included $120.6 million of principal indebtedness outstanding under our Second Lien Notes that will mature in December 2021. The $2.0 million of equipment finance leases relates to Imaging Services’ financing of computer and other equipment purchases.
The operating lease commitments at December 31, 2019 relate to our leases for certain equipment, offices, processing centers, and warehouse space. Our purchase obligations primarily relate to our committed inventory purchase orders under which deliveries of inventory are scheduled to be made in 2020.
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
Revenue Recognition
We derive revenue from the (i) sale or license of multi-client and proprietary data, imaging services and E&P Advisors consulting services within our E&P Technology & Services segment; (ii) sale, license or repair of seismic data acquisition systems and other equipment and (iii) sale or license of seismic command and control software systems and software solutions for operations management within our Operations Optimization segment. All E&P Technology & Services’ revenues and the services component of Optimization Software & Services’ revenues under Operations Optimization segment are classified as services revenues. All other revenues are classified as product revenues.
We use a five-step model to determine proper revenue recognition from customer contracts. Revenue is recognized when (i) a contract is approved by all parties; (ii) the goods or services promised in the contract are identified; (iii) the consideration we expect to receive in exchange for the goods or services promised is determined; (iv) the consideration is allocated to the goods and services in the contract; and (v) control of the promised goods or services is transferred to the customer. We apply the practical expedient in Accounting Standards Codification Topic 606 (“ASC 606”) and do not disclose the value of contractual future performance obligations such as backlog with an original expected length of one year or less.
Multi-client and Proprietary Surveys, Imaging Services and E&P Advisors Services - As multi-client seismic surveys are being designed, acquired or processed (the “New Venture” phase), we enter into non-exclusive licensing arrangements with our customers, who pre-fund or underwrite these acquisition programs in part. License revenues from these surveys are recognized during the New Venture phase as the seismic data is acquired and/or processed on a proportionate basis as work is performed and control is transferred to the customer. Under this method, we recognize revenue based upon quantifiable measures of progress, such as kilometers acquired or surveys of performance completed to date. Upon completion of a multi-client seismic survey, it is considered “on-the-shelf,” and licenses to the survey data are granted to customers on a non-exclusive basis.
We also perform seismic surveys, imaging and other services under contracts to specific customers, whereby the seismic data is owned by those customers. We recognize revenue as the seismic data is acquired and/or processed on a proportionate basis as work is performed. We use quantifiable measures of progress consistent with our multi-client seismic surveys.

Acquisition Systems and Other Equipment - For sales of seismic data acquisition systems and other equipment, we recognize revenue when control of the goods has transferred to the customer. Transfer of control generally occurs when (i) we have a present right to payment; (ii) the customer has legal title to the asset; (iii) we have transferred physical possession of the asset; and (iv) the customer has significant rewards of ownership; or (v) the customer has accepted the asset.
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
Multi-client Data Library
Our multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include the costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For 2019, 2018 and 2017, we capitalized, as part of our multi-client data library, $9.3 million, $11.9 million and $12.7 million, respectively, of direct internal processing costs.
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
Estimated sales are determined based upon discussions with our customers, our experience and our knowledge of industry trends. Changes in sales estimates may have the effect of changing the percentage relationship of cost of services to revenue. In applying the sales forecast method, an increase in the projected sales of a survey will result in lower cost of services as a percentage of revenue and higher earnings when revenue associated with that particular survey is recognized, while a decrease in projected sales will have the opposite effect. Assuming that the overall volume of sales mix of surveys generating revenue in the period was held constant in 2019, an increase of 10% in the sales forecasts of all surveys would have increased our amortization expense by approximately $0.9 million.
We estimate the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by us at the project’s initiation. For a completed multi-client survey, we review the estimate quarterly. If during any such review, we determine that the ultimate revenue for a survey is expected to be materially more or less than the original estimate of total revenue for such survey, we decrease or increase (as the case may be) the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews, we evaluate the recoverability of the multi-client data library, and, if required, record an impairment charge with respect to such data. For 2019, we wrote down our multi-client data library by $9.1 million for programs with capitalized costs exceeding the remaining sales forecast.

Reserve for Excess and Obsolete Inventories
Our reserve for excess and obsolete inventories is based on historical sales trends and various other assumptions and judgments, including future demand for our inventory, the timing of market acceptance of our new products and the risk of obsolescence driven by new product introductions. When we record a charge for excess and obsolete inventories, the amount is applied as a reduction in the cost basis of the specific inventory item for which the charge was recorded. Should these assumptions and judgments not be realized for these or for other reasons, our reserve would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our reserve for inventory at December 31, 2019 and 2018 was $13.3 million and $15.0 million, respectively.
Goodwill
Goodwill is allocated to our reporting units, which is either the operating segment or one reporting level below the operating segment, which includes E&P Technology & Services, Optimization Software & Services and Devices. Goodwill is not amortized, but rather tested and assessed for impairment at least annually on December 31, or more frequently, if facts and circumstances indicate that the carrying amount may exceed fair value. We first perform a qualitative assessment by evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we are unable to conclude qualitatively that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then we will use a two-step quantitative assessment of the fair value of a reporting unit. If the carrying value of a reporting unit of an entity that includes goodwill is determined to be more than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the fair value of the reporting unit to net assets and liabilities including recorded and unrecorded other intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied carrying value of goodwill is less than the carrying value of goodwill, an impairment loss is recorded equal to the difference.
The goodwill balance at December 31, 2019 was comprised of $20.6 million in our Optimization Software & Services and $2.9 million in our E&P Technology & Services reporting units. Based on our qualitative assessment performed as of December 31, 2019, we concluded it was more likely than not that the fair values of our E&P Technology & Services and Optimization Software & Services reporting units exceeded their carrying values. Accordingly, no further testing was required and no impairment was recognized. However, if the market value of our shares declines for a prolonged period, and if management's judgments and assumptions regarding future industry conditions and operations diminish, it is reasonably possible that our expectations of future cash flows may decline and ultimately result in a goodwill impairment for our E&P Technology & Services and Optimization Software & Services reporting units.
Long-lived Asset Impairment
We evaluate the recoverability of our property, plant and equipment, when indicators of impairment exist, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset held for use is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. No indicators of impairment were noted for 2019 and as such, no impairment charge was recognized. For 2018, we identified an indicator of impairment related to our cable-based ocean bottom acquisition technologies and recognized an impairment charge of $36.6 million.
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

Stock-Based Compensation
We estimate the value of stock-based payment awards on the date of grant using an option pricing model such as Black-Scholes or Monte Carlo simulation. The determination of the fair value of stock-based payment awards is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, actual and projected stock-based instrument exercise behaviors, risk-free interest rate and expected dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on the straight-line basis over the requisite service period of each award that are ultimately expected to vest. For our stock appreciation rights, in the event that the market price of our common stock increases, our expectation of participants’ expected exercise behavior and risk free interest rate change in the future, we may have to recognize additional SARs expense that could ultimately affect our operating results and cash flows.

Foreign Sales Risks
The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer. For 2019, 2018 and 2017, international sales comprised 73%, 75% and 76%, respectively, of total net revenues.

	Years Ended December 31,
	2019	2018	2017
Latin America	$60,684	$68,871	$68,241
North America	46,684	44,474	48,120
Europe	30,722	31,077	44,930
Asia Pacific	13,242	17,817	18,896
Africa	10,083	10,837	6,837
Middle East	7,347	5,526	2,308
Other	5,917	1,443	8,222
Total	$174,679	$180,045	$197,554
Off-Balance Sheet Arrangements
Variable interest entities. At December 31, 2019, our investment in INOVA Geophysical constitutes an investment in a variable interest entity, as that term is defined in Accounting Standards Codification Topic 810-10 “Consolidation – Overall” and as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. See Footnote 1 “Summary of Significant Accounting Policies-Equity Method Investments” of Footnotes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information.
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
Interest Rate Risk
At December 31, 2019, we had outstanding total indebtedness of approximately $121.5 million. At December 31, 2019, all of this indebtedness, other than borrowings under our Credit Facility (described below) accrues interest at fixed interest rates.

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
Through our subsidiaries, we operate in a wide variety of jurisdictions, including the United Kingdom, Brazil, Mexico, China, Canada, Russia, the United Arab Emirates, Egypt and other countries. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheets at December 31, 2019 reflected approximately $9.7 million of net working capital related to our foreign subsidiaries, a majority of which is within the United Kingdom and Brazil. Our foreign subsidiaries receive their income and pay their expenses primarily in their local currencies. To the extent that transactions of these subsidiaries are settled in the local currencies, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. In 2019, we recorded net foreign currency losses of approximately $1.3 million in other expense, a majority of these losses are due to currency fluctuations related to our operations in Brazil.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon their assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2019.
The independent registered public accounting firm that has also audited our consolidated financial statements included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. This report appears below.
(c) Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended December 31, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ION Geophysical Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 6, 2020 expressed an unqualified opinion on those financial statements.
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
February 6, 2020

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the information appearing in the definitive proxy statement, under “Item 1 — Election of Directors,” for our annual meeting of stockholders to be held on May 13, 2020 (the “2020 Proxy Statement”) to be filed with the SEC with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.
Item 11. Executive Compensation
Reference is made to the information appearing in the 2020 Proxy Statement, under “Executive Compensation,” to be filed with the SEC with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the information appearing in the 2020 Proxy Statement, under “Item 1 — Ownership of Equity Securities of ION” and “Equity Compensation Plan Information,” to be filed with the SEC with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information appearing in the 2020 Proxy Statement, under “Item 1 — Certain Transactions and Relationships,” to be filed with the SEC with respect to Certain Relationships and Related Transactions and Director Independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.
Item 14. Principal Accounting Fees and Services
Reference is made to the information appearing in the 2020 Proxy Statement, under “Principal Auditor Fees and Services,” to be filed with the SEC with respect to Principal Accountant Fees and Services, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

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

4.3	—
Indenture, dated as of April 28, 2016, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Savings Fund Society, FSB, as trustee and collateral agent filed on April 28, 2016 as Exhibit 4.1 to the Company’s Current Report on Form 8-K and incorporated by reference.

4.4	—
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

*4.5	—	Description of Securities
**10.1	—
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

**10.13	—	Third Amended and Restated 2013 Long-Term Incentive Plan filed on November 1, 2018 as Annex A to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference.
10.14	—
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

**10.24	—	ION Stock Appreciation Rights Plan dated November 30, 2018, and incorporated herein by reference.

	**10.25	—	Form of Stock Appreciation Rights Agreement dated December 1, 2018 issued under the ION Stock Appreciation Rights Plans dated November 30, 2018, and incorporated herein by reference.
	**10.26	—	Form of Restricted Stock Awards Agreement dated December 1, 2018 issued under the Third Amended and Restated 2013 Long-Term Incentive Plan dated November 1, 2018, and incorporated herein by reference.
	10.27	—
Form of First Amendment to Warrant to Purchase Common Stock dated as of February 4, 2019, filed on February 8, 2019 as Exhibit 10.1 to the Company’s Current Report of Form 8-K, and incorporated herein by reference.

	**10.28	—
Separation Agreement dated as of June 3, 3019 between ION Geophysical Corporation and R. Brian Hanson filed on June 4, 2019 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

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
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2019, 2018 and 2017, (vi) Footnotes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

(b)	Exhibits required by Item 601 of Regulation S-K.
Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on February 6, 2020.

ION GEOPHYSICAL CORPORATION

By	/s/ Christopher Usher
Christopher Usher
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Usher and Matthew Powers and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K for the year ended December 31, 2019, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ CHRISTOPHER USHER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2020
Christopher Usher

/s/ MIKE MORRISON	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	February 6, 2020
Mike Morrison

/s/ SCOTT SCHWAUSCH	Vice President and Corporate Controller (Principal Accounting Officer)	February 6, 2020
Scott Schwausch

/s/ JAMES M. LAPEYRE, JR.	Chairman of the Board of Directors and Director	February 6, 2020
James M. Lapeyre, Jr.

/s/ DAVID H. BARR	Director	February 6, 2020
David H. Barr

	Director	February 6, 2020
Zheng HuaSheng

Name	Capacities	Date

/s/ TINA WININGER	Director	February 6, 2020
Tina Wininger

/s/ MICHAEL MCGOVERN	Director	February 6, 2020
Michael McGovern

/s/ S. JAMES NELSON, JR.	Director	February 6, 2020
S. James Nelson, Jr.

/s/ JOHN N. SEITZ	Director	February 6, 2020
John N. Seitz

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ION Geophysical Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 6, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases on January 1, 2019 using the modified retrospective method due to the adoption of Accounting Standards Codification 842, “Leases”.
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

Houston, Texas
February 6, 2020

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$33,065	$33,551
Accounts receivable, net	29,548	26,128
Unbilled receivables	11,815	44,032
Inventories, net	12,187	14,130
Prepaid expenses and other current assets	6,012	7,782
Total current assets	92,627	125,623
Deferred income tax asset, net	8,734	7,191
Property, plant and equipment, net	13,188	13,041
Multi-client data library, net	60,384	73,544
Goodwill	23,585	22,915
Right-of-use assets	32,546	47,803
Other assets	2,130	2,435
Total assets	$233,194	$292,552
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$2,107	$2,228
Accounts payable	49,316	34,913
Accrued expenses	30,328	31,411
Accrued multi-client data library royalties	18,831	29,256
Deferred revenue	4,551	7,710
Current maturities of operating lease liabilities	11,055	12,214
Total current liabilities	116,188	117,732
Long-term debt, net of current maturities	119,352	119,513
Operating lease liabilities, net of current maturities	30,833	45,592
Other long-term liabilities	1,453	1,891
Total liabilities	267,826	284,728
(Deficit) Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 14,224,787 and 14,015,615 shares at December 31, 2019 and 2018, respectively.	142	140
Additional paid-in capital	956,647	952,626
Accumulated deficit	(974,291)	(926,092)
Accumulated other comprehensive loss	(19,318)	(20,442)
Total stockholders’ (deficit) equity	(36,820)	6,232
Noncontrolling interests	2,188	1,592
Total (deficit) equity	(34,632)	7,824
Total liabilities and (deficit) equity	$233,194	$292,552
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Service revenues	$131,280	$139,038	$159,410
Product revenues	43,399	41,007	38,144
Total net revenues	174,679	180,045	197,554
Cost of services	83,519	100,557	100,820
Cost of products	22,066	19,868	18,791
Impairment of multi-client data library	9,072	—	2,304
Gross profit	60,022	59,620	75,639
Operating expenses:
Research, development and engineering	19,025	18,182	16,431
Marketing and sales	23,207	21,793	20,778
General, administrative and other operating expenses	42,249	37,364	47,129
Impairment of long-lived assets	—	36,553	—
Total operating expenses	84,481	113,892	84,338
Loss from operations	(24,459)	(54,272)	(8,699)
Interest expense, net	(13,074)	(12,972)	(16,709)
Other expense, net	(1,617)	(436)	(3,945)
Loss before income taxes	(39,150)	(67,680)	(29,353)
Income tax expense	8,064	2,718	24
Net loss	(47,214)	(70,398)	(29,377)
Less: Net income attributable to noncontrolling interests	(985)	(773)	(865)
Net loss attributable to ION	$(48,199)	$(71,171)	$(30,242)
Net loss per share:
Basic	$(3.41)	$(5.20)	$(2.55)
Diluted	$(3.41)	$(5.20)	$(2.55)
Weighted average number of common shares outstanding:
Basic	14,131	13,692	11,876
Diluted	14,131	13,692	11,876
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net loss	$(47,214)	$(70,398)	$(29,377)
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	1,124	(1,563)	2,869
Comprehensive net loss	(46,090)	(71,961)	(26,508)
Comprehensive income attributable to noncontrolling interests	(985)	(773)	(865)
Comprehensive net loss attributable to ION	$(47,075)	$(72,734)	$(27,373)
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(47,214)	$(70,398)	$(29,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	3,657	8,763	16,592
Amortization of multi-client data library	39,541	48,988	47,102
Impairment of long-lived assets	—	36,553	—
Impairment of multi-client data library	9,072	—	2,304
Stock-based compensation expense	4,701	3,337	2,552
Accrual of loss contingency related to legal proceedings	—	—	5,000
Write-down of excess and obsolete inventory	517	665	398
Deferred income taxes	(1,940)	(6,252)	(5,420)
Change in operating assets and liabilities:
Accounts receivable	(3,265)	(7,024)	1,692
Unbilled receivables	32,055	(5,245)	(23,947)
Inventories	1,067	(353)	190
Accounts payable, accrued expenses and accrued royalties	(2,492)	(7,600)	1,443
Deferred revenue	(3,207)	(1,112)	5,131
Other assets and liabilities	1,658	6,776	3,952
Net cash provided by operating activities	34,150	7,098	27,612
Cash flows from investing activities:
Investment in multi-client data library	(28,804)	(28,276)	(23,710)
Purchase of property, plant and equipment	(2,411)	(1,514)	(1,063)
Net cash used in investing activities	(31,215)	(29,790)	(24,773)
Cash flows from financing activities:
Borrowings under revolving line of credit	40,000	—	—
Repayments under revolving line of credit	(40,000)	(10,000)	—
Payments on notes payable and long-term debt	(2,553)	(30,807)	(4,816)
Cost associated with issuance of debt	—	(1,247)	(53)
Net proceeds from issuance of stocks	—	46,999	—
Proceeds from employee stock purchases and exercise of stock options	141	214	1,619
Other financing activities	(1,134)	(1,351)	(343)
Net cash provided by (used in) financing activities	(3,546)	3,808	(3,593)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(125)	319	(260)
Net decrease in cash, cash equivalents and restricted cash	(736)	(18,565)	(1,014)
Cash, cash equivalents and restricted cash at beginning of period	33,854	52,419	53,433
Cash, cash equivalents and restricted cash at end of period	$33,118	$33,854	$52,419

The following table is a reconciliation of cash, cash equivalents and restricted cash:

	December 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents	$33,065	$33,551	$52,056
Restricted cash included in prepaid expenses and other current assets	53	—	60
Restricted cash included in other long-term assets	—	303	303
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$33,118	$33,854	$52,419
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total (Deficit) Equity
(In thousands, except shares)	Shares	Amount
Balance at January 1, 2017	11,792,447	$118	$899,198	$(824,679)	$(21,748)	$509	$53,398
Net (loss) income	—	—	—	(30,242)	—	865	(29,377)
Translation adjustment	—	—	—	—	2,869	(35)	2,834
Dividend payment to noncontrolling interest	—	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	2,552	—	—	—	2,552
Exercise of stock options	15,000	—	46	—	—	—	46
Vesting of restricted stock units/awards	115,576	1	(1)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(23,889)	—	(120)	—	—	—	(120)
Employee purchases of unregistered shares of common stock	120,567	1	1,572	—	—	—	1,573
Balance at December 31, 2017	12,019,701	120	903,247	(854,921)	(18,879)	1,239	30,806
Net (loss) income	—	—	—	(71,171)	—	773	(70,398)
Translation adjustment	—	—	—	—	(1,563)	(220)	(1,783)
Dividend payment to noncontrolling interest	—	—	—	—	—	(200)	(200)
Stock-based compensation expense	—	—	3,337	—	—	—	3,337
Exercise of stock options	70,086	1	213	—	—	—	214
Vesting of restricted stock units/awards	151,852	1	(1)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(46,024)	—	(1,151)	—	—	—	(1,151)
Public equity offering	1,820,000	18	46,981	—	—	—	46,999
Balance at December 31, 2018	14,015,615	140	952,626	(926,092)	(20,442)	1,592	7,824
Net (loss) income	—	—	—	(48,199)	—	985	(47,214)
Translation adjustment	—	—	—	—	1,124	(74)	1,050
Dividend payment to noncontrolling interest	—	—	—	—	—	(315)	(315)
Stock-based compensation expense	—	—	4,701	—	—	—	4,701
Exercise of stock options	86,900	1	140	—	—	—	141
Vesting of restricted stock units/awards	225,860	2	(2)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(103,588)	(1)	(818)	—	—	—	(819)
Balance at December 31, 2019	14,224,787	$142	$956,647	$(974,291)	$(19,318)	$2,188	$(34,632)
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
Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation, including the change in reportable segments presentation which had no impact on the consolidated financial statements and the recognition of right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets as a result of the adoption of the new lease standard. See Footnote 2 “Recent Accounting Pronouncements.” and Footnote 3 “Segment and Geographic Information.”
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Areas involving significant estimates include, but are not limited to, collectability of accounts and unbilled receivables, inventory valuation reserves, sales forecasts related to multi-client data libraries, impairment of property, plant and equipment and goodwill and deferred taxes. Actual results could materially differ from those estimates.
Foreign Currency Transactions
Assets and liabilities of the Company’s subsidiaries operating outside the United States that have a functional currency other than the U.S. dollar have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses, as they occur, are included in “Other expense, net” on the consolidated statements of operations. Total foreign currency transaction losses were $1.3 million, $0.4 million and $1.6 million for 2019, 2018 and 2017, respectively. The foreign currency transaction losses are primarily due to the currency rate fluctuations between the US dollar and the Brazilian real related to the Company’s operations in Brazil.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At December 31, 2019 and 2018, there was $0.1 million and $0.3 million, respectively, of long-term and short-term restricted cash used to secure standby and commercial letters of credit, which is included within “Other assets” and “Prepaid expenses and other current assets” in the consolidated balance sheets.
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
Expenditures for major renewals and betterments, that increase the value or extend the economic useful life of the asset, are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in “Other expense, net” in the consolidated statements of operations.
Long-lived Asset Impairment
The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, when indicators of impairment exist, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment is recognized whenever anticipated future undiscounted cash flows the assets are expected to generate are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. No indicators of impairment were noted for 2019 and as such no impairment charge was recognized. For 2018, the Company identified an indicator of impairment as it relates to its cable-based ocean bottom acquisition technologies and recognized an impairment charge of $36.6 million.
Multi-Client Data Library
The multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For 2019, 2018 and 2017, the Company capitalized, as part of its multi-client data library, $9.3 million, $11.9 million and $12.7 million, respectively, of direct internal processing costs.
The Company’s method of amortizing the costs of an in-process multi-client data library (the period during which the seismic data is being acquired and/or processed, referred to as the “New Venture” phase) consists of determining the percentage of actual revenue recognized to the total estimated revenues (which includes both revenues estimated to be realized during the New Venture phase and estimated revenues from the licensing of the resulting “on-the-shelf” data survey) and multiplying that percentage by the total cost of the project (the sales forecast method). The Company considers a multi-client data survey to be complete when all work on the creation of the seismic data is finished and that data survey is available for licensing. Once a multi-client data survey is complete, the data survey is considered “on-the-shelf” and the Company’s method of amortization is then the greater of (i) the sales forecast method or (ii) the straight-line basis over a four-year period, applied on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the sales forecast method. The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. The four-year period utilized in this cumulative comparison commences when the data survey is determined to be complete. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey. The Company has determined the amortization period of four years based upon its historical experience indicating that the majority of its revenues from multi-client surveys are derived during the acquisition and processing phases and during four years subsequent to survey completion.
The Company estimates the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by the Company at the project’s initiation. For a completed multi-client survey, the Company reviews the estimate quarterly. If during any such review, the Company determines that the ultimate revenue for a survey is expected to be materially more or less than the original estimate of ultimate revenue for such survey, the Company decreases or increases (as the case may be) the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews, the Company evaluates the recoverability of the multi-client data library, and, if required, records an impairment charge with respect to such data. For 2019, the Company wrote down its multi-client data library by $9.1 million for programs with capitalized costs exceeding the remaining sales forecast.
.

Goodwill
Goodwill represents the excess of costs over the fair value of the net assets acquired in connection with a business combination. Goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment, which includes E&P Technology & Services, Optimization Software & Services and Devices. Goodwill is not amortized, but rather tested and assessed for impairment at least annually on December 31, or more frequently, if facts and circumstances indicate that the carrying amount may exceed fair value. The Company begins with a qualitative assessment by evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the Company is unable to conclude qualitatively that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then it will use a two-step quantitative assessment of the fair value of a reporting unit. To determine the fair value of these reporting units, the Company uses a discounted future returns valuation model, which includes a variety of level 3 inputs, as defined in Footnote 15 “Fair Value of Financial Instruments.” The key inputs for the model include the operational three-year forecast for the Company and the then-current market discount factor. Additionally, the Company compares the sum of the estimated fair values of the individual reporting units less consolidated debt to the Company’s overall market capitalization as reflected by the Company’s stock price. If the carrying value of a reporting unit that includes goodwill is determined to be more than the fair value of the reporting unit, there exists the possibility of goodwill impairment. An impairment loss is measured in two steps by first allocating the fair value of the reporting unit to net assets and liabilities including recorded and unrecorded intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied carrying value of goodwill is less than the carrying value of goodwill, an impairment loss is recorded equal to the difference. The goodwill balance at December 31, 2019 was comprised of $20.6 million in the Optimization Software & Services and $2.9 million in the E&P Technology & Services reporting units. See further discussion below at Footnote 11 “Goodwill.”
Equity Method Investment
The Company determined that INOVA Geophysical is a variable interest entity because the Company’s voting rights with respect to INOVA Geophysical are not proportionate to its ownership interest and substantially all of INOVA Geophysical’s activities are conducted on behalf of the Company and BGP Inc. (“BGP”), a subsidiary of China National Petroleum Corporation and a related party to the Company. The Company is not the primary beneficiary of INOVA Geophysical because it does not have the power to direct the activities of INOVA Geophysical that most significantly impact its economic performance. Accordingly, the Company does not consolidate INOVA Geophysical, but instead accounts for INOVA Geophysical using the equity method of accounting. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition, less distributions received.
In 2014, the Company fully impaired its investment in INOVA reducing its equity investment in INOVA and its share of INOVA’s accumulated other comprehensive loss, both to zero. At December 31, 2019, the carrying value of this investment remains zero. The Company no longer records its equity in losses or earnings and has no obligation, implicit or explicit, to fund any expenses of INOVA Geophysical.
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
Revenue From Contracts With Customers
The Company derives revenue from the sale or license of (i) multi-client and proprietary data, imaging services and E&P Advisors consulting services within its E&P Technology & Services segment; (ii) sale, license and repair of seismic data acquisition systems and other equipment; and (iii) sale or license of seismic command and control software systems and software solutions for operations management within its Operations Optimization segment. All E&P Technology & Services’ revenues and the services component of Optimization Software & Services’ revenues under Operations Optimization segment are classified as services revenues. All other revenues are classified as product revenues.

The Company uses a five-step model to determine proper revenue recognition from customer contracts. Revenue is recognized when (i) a contract is approved by all parties; (ii) the goods or services promised in the contract are identified; (iii) the consideration the Company expects to receive in exchange for the goods or services promised is determined; (iv) the consideration is allocated to the goods and services in the contract; and (v) control of the promised goods or services is transferred to the customer. The Company does not disclose the value of contractual future performance obligations such as backlog with an original expected length of one year or less within the footnotes. See further discussion below at Footnote 4 “Revenue from Contracts with Customers.”
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
Stock-Based Compensation
The Company issues stock-based payment awards to employees and directors, including employee stock options, restricted stock units, restricted stocks and stock appreciation rights. The Company estimates the value of stock-based payment awards on the date of grant using an option pricing model such as Black-Scholes or Monte Carlo simulation. The determination of the fair value of stock-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, actual and projected stock-based instrument exercise behaviors, risk-free interest rate and expected dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes stock-based compensation expense on the straight-line basis over the requisite service period of each award that are ultimately expected to vest.
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
(2)     Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-2, “Leases (Topic 842)” using the modified retrospective method. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance. The Company used January 1, 2018, the beginning of the earliest comparative period presented in its consolidated financial statements, as the date of initial application. The Company elected the practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of the standard.
The adoption of the standard resulted in ROU assets of $59.5 million and operating lease liabilities of $70.6 million on the consolidated balance sheets as of January 1, 2018. The difference between the ROU assets and operating lease liabilities is due to the derecognition of $11.1 million in deferred rent recorded within other long-term liabilities. There was no impact on the consolidated statements of operations and cash flows. The adoption of the standard had no impact on the debt covenant compliance under existing agreements. The Company elected the practical expedient related to short-term leases, which are leases with a duration of twelve months or less, and as such, they have not been recorded in the consolidated balance sheets. See Footnote 14 “Lease Obligations.” for further discussion.
Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” The guidance will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company does not currently expect the adoption of this standard to have a material impact on the consolidated financial statements.
On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance simplifies the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. Entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The ASU is not expected to have a material impact on the consolidated financial statements as it relates to how the Company tests goodwill for impairment.
(3)    Segment and Geographic Information
During the first quarter of 2019, the Company consolidated its operating segments from three into two, eliminating the separate presentation of its Ocean Bottom Integrated Technologies segment. This consolidation aligns with the Company’s asset light business model and evolved strategy to commercialize components of the Company’s next generation ocean bottom nodal system, 4Sea, instead of operating a crew. The Company is offering 4Sea components more broadly to the growing number of OBS service providers under recurring revenue commercial strategies. The Company may also license the right to manufacture and use the 4Sea nodal technology to a service provider on a value-based pricing model, such as a royalty stream. Revenues from 4Sea are being recognized through the relevant segment, either E&P Technology & Services or Operations Optimization.
Accordingly, as of first quarter 2019, the Company evaluates and reviews its results based on two reporting segments: E&P Technology & Services and Operations Optimization.
The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker in determining how to allocate resources and evaluate performance. The Company measures segment operating results based on income (loss) from operations.
Previously reported segment information has been retrospectively revised throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reporting segments. These changes did not have an impact on the Company’s consolidated financial statements. These changes did not affect the Company’s reporting units used for allocating and testing goodwill for impairment.

A summary of segment information follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
Net revenues:
E&P Technology & Services:
New Venture (a)	$31,188		$69,685		$100,824
Data Library	71,847		47,095		40,016
Total multi-client revenues (b)	103,035		116,780		140,840
Imaging Services	22,543		19,740		16,409
Total	$125,578		$136,520		$157,249
Operations Optimization:
Optimization Software & Services	$23,140		$21,129		$16,695
Devices	25,961		22,396		23,610
Total	$49,101		$43,525		$40,305
Total net revenues	$174,679		$180,045		$197,554
Gross profit (loss):
E&P Technology & Services	$35,699		$43,369		$65,196
Operations Optimization	24,323		22,293		20,076
Segment gross profit	60,022		65,662		85,272
Other	—		(6,042)	(c)	(9,633)	(c)
Total gross profit	$60,022		$59,620		$75,639
Gross margin:
E&P Technology & Services	28%		32%		41%
Operations Optimization	50%		51%		50%
Segment gross margin	34%		36%		43%
Other	—%		(3)%		(5)%
Total	34%		33%		38%
Income (loss) from operations:
E&P Technology & Services	$8,833		$21,758		$42,505
Operations Optimization	8,189		7,295		8,022
Support and other	(41,481)	(d)	(83,325)	(d)	(59,226)	(d)
Loss from operations	(24,459)		(54,272)		(8,699)
Interest expense, net	(13,074)		(12,972)		(16,709)
Other expense, net	(1,617)		(436)		(3,945)
Loss before income taxes	$(39,150)		$(67,680)		$(29,353)
(a)    Includes net revenues generated by the E&P Advisors group.
(b)    Excluding item (a) above, this represents net revenues generated by the Ventures group.
(c)    Relates to gross loss primarily related to depreciation expense of previously reported Ocean Bottom Integrated Technologies segment.
(d)    Includes loss from operations of previously reported Ocean Bottom Integrated Technologies segment of $1.7 million, $11.1 million and $16.3 million for 2019, 2018 and 2017, respectively, which includes item (b) above, operating expenses of $1.7 million, $5.1 million and $6.7 million for 2019, 2018 and 2017 and includes a charge of $36.6 million to write-down the cable-based ocean bottom acquisition technologies associated with the previously reported Ocean Bottom Integrated Technologies segment. Remaining balance primarily relates to operating expenses.
Intersegment sales are insignificant for all periods presented.

	Years Ended December 31,
	2019	2018	2017
Depreciation and amortization expense (including multi-client data library) :
E&P Technology & Services	$41,813	$51,673	$53,663
Operations Optimization	940	995	1,349
Support and other (a)	445	5,083	8,682
Total	$43,198	$57,751	$63,694
(a)    Includes depreciation and amortization of previously reported Ocean Bottom Integrated Technologies segment of zero, $4.2 million and $7.0 million for 2019, 2018 and 2017, respectively.
Depreciation and amortization expense recorded within cost of services and operating expenses in the consolidated statements of operations is allocated to segments based upon use of the underlying assets.

	December 31,
	2019	2018
Total assets:
E&P Technology & Services	$133,787	$191,207
Operations Optimization	56,927	54,933
Support and other (a)	42,480	46,412
Total	$233,194	$292,552

(a)    Support and other assets include all assets specifically related to support personnel and operations and the majority of cash and cash equivalents.
A summary of total assets by geographic area follows (in thousands):

	December 31,
	2019	2018
North America	$104,808	$127,084
Latin America	34,633	69,673
Middle East	48,932	52,037
Europe	37,946	38,463
Other	6,875	5,295
Total	$233,194	$292,552
A summary of property, plant and equipment and multi-client data library, net of accumulated depreciation, amortization and impairment, by geographic area follows (in thousands):

	December 31,
	2019	2018
North America	$56,566	$67,283
Latin America	14,826	18,067
Europe	2,095	1,140
Middle East	73	36
Other	12	59
Total	$73,572	$86,585

A summary of net revenues by geographic area follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Latin America	$60,684	$68,871	$68,241
North America	46,684	44,474	48,120
Europe	30,722	31,077	44,930
Asia Pacific	13,242	17,817	18,896
Africa	10,083	10,837	6,837
Middle East	7,347	5,526	2,308
Other	5,917	1,443	8,222
Total	$174,679	$180,045	$197,554
Net revenues are attributed to geographic areas on the basis of the ultimate destination of the equipment or service, if known, or the geographic area imaging services are provided. If the ultimate destination of such equipment is not known, net revenues are attributed to the geographic area of initial shipment.
(4)     Revenue from Contracts with Customers
Multi-client and Proprietary Surveys, Imaging Services and E&P Advisors Services - As multi-client seismic surveys are being designed, acquired or processed (the “New Venture” phase), the Company enters into non-exclusive licensing arrangements with its customers, who pre-fund or underwrite these acquisition programs in part. License revenues from these surveys are recognized during the New Venture phase as the seismic data is acquired and/or processed on a proportionate basis as work is performed and control is transferred to the customer. Under this method, the Company recognizes revenue based upon quantifiable measures of progress, such as kilometers acquired or surveys of performance completed to date. Upon completion of a multi-client seismic survey, it is considered “on-the-shelf,” and licenses to the survey data are granted to customers on a non-exclusive basis.
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
Software - Licenses for the Company’s navigation, survey design, quality control and offshore operations optimization software systems provide the customer with a right to use the software. The Company offers usage-based licenses under which it receives a monthly fee based on the number of vessels and licenses used. For these usage-based licenses, revenue is recognized as the performance obligations are performed over the contract term, which is generally two to five years. In addition to usage-based licenses, the Company offers perpetual software licenses as it exists when made available to the customer. Revenue from these licenses is recognized upfront at the point in time when the software is made available to the customer.
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
Revenue by Segment and Geographic Area
See Footnote 3 “Segment Information” of Footnotes to Consolidated Financial Statements for revenue by segment and revenue by geographic area for 2019, 2018 and 2017.
Unbilled Receivables
Unbilled receivables relate to revenues recognized on multi-client surveys, imaging services and devices equipment repairs on a proportionate basis, and on licensing of multi-client data libraries for which invoices have not yet been presented to the customer. The following table is a summary of unbilled receivables (in thousands):

	December 31,
	2019	2018
New Venture	$5,222	$38,430
Imaging Services	6,539	5,075
Devices	54	527
Total	$11,815	$44,032
The changes in unbilled receivables were as follows (in thousands):

Unbilled receivables at December 31, 2018	$44,032
Recognition of unbilled receivables	166,878
Revenues billed to customers	(199,095)
Unbilled receivables at December 31, 2019	$11,815
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

	December 31,
	2019	2018
New Venture	$1,956	$5,797
Imaging Services	1,501	307
Devices	452	626
Optimization Software & Services	642	980
Total	$4,551	$7,710
The changes in deferred revenues were as follows (in thousands):

Deferred revenue at December 31, 2018	$7,710
Cash collected in excess of revenue recognized	4,642
Recognition of deferred revenue (a)	(7,801)
Deferred revenue at December 31, 2019	$4,551
(a)    The majority of deferred revenue recognized relates to Company’s Ventures group.
The Company expects to recognize a majority of deferred revenue within the next twelve months.
Credit Risks
In 2019, the Company had one customer with sales that exceeded 10% of the consolidated net revenues. Revenues related to this customer are included within the E&P Technology & Services segment. In 2018, the Company had two customers with sales that each exceeded 10% of the consolidated net revenues. In 2017, the Company had one customer with sales that exceeded 10% of the consolidated net revenues. Revenues related to this customer are included within the E&P Technology & Services segment.
At December 31, 2019, the Company had two customers with balances that, combined, accounted for 29% of the Company’s total combined accounts receivable and unbilled receivable balances. At December 31, 2018, the Company had one customer with a balance that accounted for 23% of the Company’s total combined accounts receivable and unbilled receivable balances.

Concentration of Foreign Sales Risk
The majority of the Company’s foreign sales are denominated in U.S. dollars. For 2019, 2018 and 2017, international sales comprised 73%, 75% and 76%, respectively, of total net revenues. The volatility in oil prices have continued to impact the global market throughout 2019.  To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in many regions of the world, as well as the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition would be adversely affected.
(5)    Long-term Debt
The following is a summary of long-term debt and lease obligation (in thousands):

	December 31,
	2019	2018
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Revolving credit facility (maturing August 16, 2023) (a)	—	—
Equipment finance leases (see Footnote 14)	1,869	2,938
Other debt	972	1,159
Costs associated with issuances of debt	(1,951)	(2,925)
Total	121,459	121,741
Current maturities of long-term debt	(2,107)	(2,228)
Long-term debt, net of current maturities	$119,352	$119,513
(a) The maturity of the revolving credit facility will accelerate to October 31, 2021 if the Company is unable to repay or extend the maturity of the Second Lien Notes.
Revolving Credit Facility
On August 16, 2018, ION and its material U.S. subsidiaries - GX Technology Corporation, ION Exploration Products (U.S.A), Inc. and I/O Marine Systems Inc. (the “Material U.S. Subsidiaries”) - along with GX Geoscience Corporation, S. de R.L. de C.V., a limited liability company (Sociedad de Responsibilidad Limitada de Capital Variable) organized under the laws of Mexico, and a subsidiary of the Company (the “Mexican Subsidiary”), (the Material U.S. Subsidiaries and the Mexican Subsidiary are collectively, the “Subsidiary Borrowers”, together with ION Geophysical Corporation are the “Borrowers”) - the financial institutions party thereto, as lenders, and PNC Bank, National Association (“PNC”), as agent for the lenders, entered into that certain Third Amendment and Joinder to Revolving Credit and Security Agreement (the “Third Amendment”), amending the Revolving Credit and Security Agreement, dated as of August 22, 2014 (as previously amended by the First Amendment to Revolving Credit and Security Agreement, dated as of August 4, 2015 and the Second Amendment to Revolving Credit and Security Agreement, dated as of April 28, 2016, the “Credit Agreement”). The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is herein called, the “Credit Facility”).
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

•
modify the interest rate such that the maximum interest rate remains consistent with the fixed interest rate prior to the Third Amendment (that is, 3.00% per annum for domestic rate loans and 4.00% per annum for LIBOR rate loans), but lowers the range down to a minimum interest rate of 2.00% for domestic rate loans and 3.00% for LIBOR rate loans based on a leverage ratio for the preceding four-quarter period;

•
decrease the minimum excess borrowing availability threshold which (if the Borrowers have minimum excess borrowing availability below any such threshold) triggers the agent’s right to exercise dominion over cash and deposit accounts; and

•	modify the trigger required to test for compliance with the fixed charge coverage ratio, which is further described below.
The maximum amount under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library.  At December 31, 2019, the borrowing base under the Credit Facility was $39.3 million and there was no outstanding indebtedness under the Credit Facility.
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
The Credit Facility, requires that the Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) by a two-step process based on (i) a minimum excess borrowing availability threshold (excess borrowing availability less than $6.25 million for five consecutive business days or $5.0 million on any given business day, and (ii) the Borrowers’ unencumbered cash maintained in a PNC deposit account is less than the Borrowers’ then outstanding obligations.
At December 31, 2019, the Company was in compliance with all of the covenants under the Credit Facility.
The Credit Facility contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the Credit Facility.
Senior Secured Notes
ION Geophysical Corporation’s 9.125% Senior Secured Second Priority Notes due December 2021 (the “Second Lien Notes”) are senior secured second-priority obligations guaranteed by the Material U.S Subsidiaries and the Mexican Subsidiary (each as defined above and herein below, with the reference to the Second Lien Notes, the “Guarantors”). Interest on the Second Lien Notes is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
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
At December 31, 2019, the Company was in compliance with all of the covenants under the Second Lien Notes.
On or after December 15, 2019, the Company may, on one or more occasions, redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.50%
2020	103.50%
2021	100.00%
A summary of future principal obligations under long-term debt follows (in thousands):

Years Ending December 31,	Second Lien Notes	Other Financing	Total
2020	$—	$972	$972
2021	120,569	—	120,569
Total	$120,569	$972	$121,541
(6)    Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable pursuant to outstanding stock options at December 31, 2019, 2018 and 2017 were 689,209, 785,890 and 890,341, respectively, were excluded as their inclusion would have an anti-dilutive effect. The total number of shares issuable pursuant to restricted stock units awards outstanding at December 31, 2019, 2018 and 2017 were 908,754, 1,044,125 and 201,702, respectively, were excluded as their inclusion would have an anti-dilutive effect.
(7)    Income Taxes
The sources of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$(85,278)	$(59,212)	$(12,487)
Foreign	46,128	(8,468)	(16,866)
Total	$(39,150)	$(67,680)	$(29,353)
Components of income taxes are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$(166)
State and local	2	65	116
Foreign	10,002	8,905	5,494
Deferred:
Federal	—	(346)	(1,263)
Foreign	(1,940)	(5,906)	(4,157)
Total income tax expense	$8,064	$2,718	$24

A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 to income tax expense follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Expected income tax expense at 21% for 2019 and 2018 and 35% for 2017	$(8,222)	$(14,213)	$(10,274)
Foreign tax rate differential	(1,996)	74	(2,914)
Foreign tax differences	(327)	4,703	(5,610)
Global intangible low tax income inclusion	7,310	3,443	—
State and local taxes	2	65	116
Nondeductible expenses	865	1,604	4,308
Change in U.S. tax rate	—	—	77,410
Expired capital loss	—	—	1,114
Valuation allowance:
Valuation allowance on expiring capital losses	—	—	(1,114)
Valuation allowance on operations	10,432	7,042	(63,012)
Total income tax expense	$8,064	$2,718	$24
As a result of the passage of the Tax Cut and Jobs Act (the “Act”) in December 2017, the Company’s U.S. deferred tax assets, liabilities, and associated valuation allowance at December 31, 2017 have been re-measured at the new U.S. federal tax rate of 21%
The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Accrued expenses	$1,588	$1,126
Allowance accounts	6,161	6,415
Net operating loss carryforward	105,844	96,854
Equity method investment	35,292	35,292
Original issue discount	6,000	8,073
Interest limitation	10,132	5,845
Basis in identified intangibles	7,090	4,146
Tax credit carryforwards	5,070	5,345
Other	4,443	4,600
Total deferred income tax asset	181,620	167,696
Valuation allowance	(170,937)	(160,505)
Net deferred income tax asset	10,683	7,191
Deferred income tax liabilities:
Unbilled receivables	(1,949)	—
Total deferred income tax asset, net	$8,734	$7,191
At December 31, 2019, the Company has a valuation allowance on substantially all net U.S. deferred tax assets. The valuation allowance was released in 2017 with respect to refundable U.S. alternative minimum tax (“AMT”) credits that will be realized as a result of provisions in the Act. A valuation allowance is established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to record a valuation allowance for the substantial majority of its deferred tax assets until there is sufficient evidence to warrant reversal.
At December 31, 2019, the Company had U.S. net operating loss carryforwards of approximately $311.8 million, expiring in 2034 and beyond, and net operating loss carryforwards outside of the U.S. of approximately $159.7 million, the majority of which expires beyond 2025.

At December 31, 2019, the Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize any significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. During 2019, 2018 and 2017, the aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$447	$447	$1,299
Increases in unrecognized tax benefits – current year positions	—	—	59
Decreases in unrecognized tax benefits – prior year position	—	—	(911)
Ending balance	$447	$447	$447
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
At December 31, 2019, the Company considered the outside book-over-tax basis difference in its foreign subsidiaries to be in the amount of approximately $45.2 million. United States income taxes have not been provided on this basis difference as it is the Company’s intention to reinvest the undistributed earnings of its foreign subsidiaries to the extent they cannot be remitted to the United States without incurring incremental tax as provided in the Act.
(8)    Legal Matters
WesternGeco
In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against the Company in the United States District Court for the Southern District of Texas (the “District Court”). In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleged that the Company had infringed four of their patents concerning marine seismic surveys.
Trial began in July 2012, and the jury returned a verdict in August 2012. The jury found that the Company infringed on six “claims” contained in four of WesternGeco’s patents by supplying the Company’s DigiFIN® lateral streamer control units from the United States. (In patent law, a “claim” is a technical legal term; an infringer infringes on one or more “claims” of a given patent.)
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

The District Court’s basis for granting the new trial as to lost profits was that, subsequent to the jury verdict that awarded lost profits, the Patent Trial and Appeal Board (“PTAB”) of the Patent and Trademark Office, in an administrative proceeding, invalidated four of the six patent claims patent claims that formed the basis for the lost profits judgment against the Company (that is, the PTAB held that those four patent claims should never have been granted), and the Court of Appeals and the Supreme Court both subsequently refused to overturn that finding. A trial date for the new trial has not yet been set.
The Company may not ultimately prevail in the litigation and it could be required to pay lost profits if and when a new judgment issues in the new trial. The Company’s assessment that it does not have a loss contingency may change in the future due to developments at the District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that a significant loss contingency is probable, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s assessments disclosed in this Annual Report on Form 10-K or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties.
Other
In July 2018, the Company prevailed in an arbitration that it initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to its ability to continue to license data under the IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, the Company was ordered to escrow approximately $4.5 million in sales proceeds that the Company had received in respect of sales from the IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. We challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered the Company to comply with it which will require the Company to deposit approximately $4.5 million in escrow in late February 2020. The Company prevailed on the merits in the arbitration and expect to have that award upheld in Indian court, which would result in release of its portion of the escrowed money.
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
(9)    Other Expense
A summary of other expense follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Accrual for loss contingency related to legal proceedings (see Footnote 8)	$—	$—	$(5,000)
Recovery of INOVA bad debts	—	—	844
Other income (expense)	(1,617)	(436)	211
Total other expense, net	$(1,617)	$(436)	$(3,945)
(10)    Details of Selected Balance Sheet Accounts
Accounts Receivable

A summary of accounts receivable follows (in thousands):	December 31,
	2019	2018
Accounts receivable, principally trade	$29,548	$26,558
Less: allowance for doubtful accounts	—	(430)
Accounts receivable, net	$29,548	$26,128

Inventories

A summary of inventories follows (in thousands):	December 31,
	2019	2018
Raw materials and purchased subassemblies	$18,509	$20,011
Work-in-process	2,079	1,032
Finished goods	4,932	8,111
Less: reserve for excess and obsolete inventories	(13,333)	(15,024)
Inventories, net	$12,187	$14,130
Total excess and obsolete inventory expense for 2019, 2018 and 2017 was $0.5 million, $0.7 million and $0.4 million, respectively.
Property, Plant and Equipment
A summary of property, plant and equipment follows (in thousands):

	December 31,
	2019	2018
Buildings	$15,486	$15,707
Machinery and equipment	133,048	132,135
Seismic rental equipment	1,669	1,423
Furniture and fixtures	3,347	3,859
Other	31,142	30,104
Total	184,692	183,228
Less: accumulated depreciation	(134,951)	(133,634)
Less: impairment of long-lived assets	(36,553)	(36,553)
Property, plant, equipment and seismic rental equipment, net	$13,188	$13,041
Total depreciation expense, including amortization of assets recorded under equipment finance leases, for 2019, 2018 and 2017 was $3.1 million, $7.6 million and $15.2 million, respectively.
For 2019, the Company did not recognized any impairment. For 2018, the Company identified an indicator of impairment as it relates to its cable-based ocean bottom acquisition technologies and recognized an impairment charge of $36.6 million.
Multi-Client Data Library
At December 31, 2019 and 2018, multi-client data library costs and accumulated amortization consisted of the following (in thousands):

	December 31,
	2019	2018
Gross costs of multi-client data creation	$1,007,762	$972,309
Less: accumulated amortization	(816,401)	(776,860)
Less: impairments to multi-client data library	(130,977)	(121,905)
Multi-client data library, net	$60,384	$73,544
Total amortization expense for 2019, 2018 and 2017 was $39.5 million, $49.0 million and $47.1 million, respectively.
For 2019, the Company wrote down its multi-client data library by $9.1 million for programs with capitalized costs exceeding the remaining sales forecast.

Accrued Expenses

A summary of accrued expenses follows (in thousands):	December 31,
	2019	2018
Compensation, including compensation-related taxes and commissions	$15,218	$14,502
Accrued multi-client data library acquisition costs	4,219	3,746
Income tax payable	5,367	7,577
Other	5,524	5,586
Total	$30,328	$31,411
(11)    Goodwill
Changes in the carrying amount of goodwill for 2019 and 2018 are as follows (in thousands):

	E&P Technology & Services	Optimization Software & Services	Total
Balance at January 1, 2018	$2,943	$21,146	$24,089
Impact of foreign currency translation adjustments	—	(1,174)	(1,174)
Balance at December 31, 2018	2,943	19,972	22,915
Impact of foreign currency translation adjustments	—	670	670
Balance at December 31, 2019	$2,943	$20,642	$23,585
At December 31, 2019 and 2018, zero provision for impairment of goodwill is required.
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

Transactions under the stock option plans are summarized as follows:

	Option Price per Share	Outstanding	Vested	Available for Grant
January 1, 2017	$3.10 - $245.85	847,635	348,353	599,720
Granted	13.15	156,000	—	(156,000)
Vested	—	—	149,537	—
Exercised	3.10	(15,000)	(15,000)	—
Cancelled/forfeited	3.10 - 245.85	(98,294)	(47,612)	82,118
Restricted stock granted out of option plans	—	—	—	(59,500)
Vested restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	22,065
December 31, 2017	3.10 - 245.85	890,341	435,278	488,403
Increase in shares authorized	—	—	—	1,200,000
Granted	24.50	10,000	—	(10,000)
Vested	—	—	153,944	—
Exercised	3.10	(70,086)	(70,086)	—
Cancelled/forfeited	3.10 - 245.85	(44,365)	(44,231)	2,568
Restricted stock granted out of option plans	—	—	—	(996,775)
Vested restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	48,524
December 31, 2018	$3.10 - $151.35	785,890	474,905	732,720
Granted	6.79 - 8.43	20,000	—	(20,000)
Vested	—	—	167,991	—
Exercised	3.10	(86,900)	(86,900)	—
Cancelled/forfeited	13.15 - 107.85	(29,781)	(22,281)	10,799
Restricted stock granted out of option plans	—	—	—	(157,155)
Vested restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	170,254
December 31, 2019	$3.10 - $151.35	689,209	533,715	736,618
Stock options outstanding at December 31, 2019 are summarized as follows:

Option Price per Share	Outstanding	Weighted Average Exercise Price of Outstanding Options	Weighted Average Remaining Contract Life	Vested	Weighted Average Exercise Price of Vested Options
$3.10 - $57.90	477,764	$17.36	8.1 years	261,364	$12.63
$61.05 - $71.85	74,432	$62.18	3.7 years	134,739	$60.20
$81.60 - $99.60	94,827	$89.87	2.6 years	95,426	$89.76
$106.05 - $151.35	42,186	$108.86	1.3 years	42,186	$108.86
Totals	689,209	$37.78	5.5 years	533,715	$46.04

Additional information related to the Company’s stock options follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Total outstanding at January 1, 2019	785,890	$35.33		5.4 years	$572
Options granted	20,000	$7.61	$4.91
Options exercised	(86,900)	$3.10
Options cancelled	(7,500)	$13.15
Options forfeited	(22,281)	$67.88
Total outstanding at December 31, 2019	689,209	$37.78		5.5 years	$1,071
Options exercisable and vested at December 31, 2019	533,715	$46.04		4.5 years	$742
The total intrinsic value of options exercised during 2019, 2018 and 2017 was $0.6 million, $1.4 million and less than $0.1 million, respectively. Cash received from option exercises under all share-based payment arrangements for 2019, 2018 and 2017 was $0.1 million, $0.2 million, and less than $0.1 million, respectively. The weighted average grant date fair value for stock option awards granted during 2019, 2018 and 2017 was $4.91, $15.23 and $8.10 per share, respectively.
The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rates	1.62%	2.78%	2.14%
Expected lives (in years)	5.0	5.0	5.0
Expected dividend yield	—%	—%	—%
Expected volatility	84.64%	73.67%	74.41%
The computation of expected volatility during 2019, 2018 and 2017 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The Company’s computation of expected life in 2019, 2018 and 2017 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
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
The status of the Company’s restricted stock and restricted stock unit awards for 2019 follows:

Number of Shares/Units
Total nonvested at January 1, 2019	1,044,125
Granted	157,155
Vested	(225,860)
Forfeited	(66,666)
Total nonvested at December 31, 2019	908,754
At December 31, 2019, 2018 and 2017, the intrinsic value of restricted stock and restricted stock unit awards was approximately $7.9 million, $5.4 million and $4.0 million, respectively. The weighted average grant date fair value for restricted stock and restricted stock unit awards granted during 2019, 2018 and 2017 was $7.98, $10.60 and $11.36 per share, respectively. The total fair value of shares vested during 2019, 2018 and 2017 was $2.1 million, $3.8 million and $0.6 million, respectively.
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
On December 1, 2018, the Company issued 960,009 SARs awards to selected employees with an exercise price of $8.85 (“2018 SARs”). None of these 2018 SARs were awarded to non-employee directors. The 2018 SARs have the same service and market vesting conditions as the restricted stocks issued on December 1, 2018, as described above. The maximum value of each 2018 SARs is capped at $18.65 (the spread between the share price cap of $27.50 and the $8.85 per award price). At December 31, 2019, there were 768,009 2018 SARs outstanding and unvested.
The 2018 SARs are considered liability awards and as such, these amounts are incrementally accrued in the liability section of the consolidated balance sheets. The Company calculated the fair value of each 2018 SARs award using the following assumptions:

	Years Ended December 31,
	2019	2018
Risk-free interest rates	1.9%	3.0%
Expected lives (in years)	5.31	5.31
Expected dividend yield	—%	—%
Expected volatility	79.0%	82.9%

On March 1, 2016, the Company issued 1,210,000 SARs awards to 15 selected key employees with an exercise price of $3.10 (“2016 SARs”). None of these 2016 SARs were awarded to non-employee directors. The vesting of these 2016 SARs is achieved through both a market condition and a service condition. The market condition is achieved, in part or in full, in the event that during the four-year period beginning on the date of grant the 20-day trailing volume-weighted average price of a share of common stock is (i) greater than 120% of the exercise price for the first 1/3 of the awards, (ii) greater than 125% of the exercise price for the second 1/3 of the awards and (iii) greater than 130% of the exercise price for the final 1/3 of the awards. The service condition restricts the ability of the holders to exercise awards until certain service milestones have been reached such that (i) no more than 1/3 of the awards may be exercised, if vested, on and after the first anniversary of the date of grant, (ii) no more than 2/3 of the awards may be exercised, if vested, on and after the second anniversary of the date of grant and (iii) all of the awards may be exercised, if vested, on and after the third anniversary of the date of grant. The maximum value of each 2016 SARs is capped at $19.40 (the spread between the share price cap of $22.50 and the $3.10 per award price). At December 31, 2019, there were 186,670 2016 SARs outstanding and vested.
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
The 2016 SARs are considered liability awards and as such, these amounts are incrementally accrued in the liability section of the consolidated balance sheets. The Company calculated the fair value of each 2016 SARs award on the date of grant and remeasured at each reporting period. The 2016 SARs awards are measured at intrinsic value (i.e. the difference between the market price on the last day of the quarter and the strike price of the awards multiply by the number of awards vested) and marked to market each quarter until settled.
Additional information related to the Company's SARs follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Total outstanding at January 1, 2017	1,416,133	$7.70
SARs exercised	(713,330)	$3.10
SARs cancelled	(136,939)	$7.70
Total outstanding at December 31, 2017	565,864	$13.49
SARs granted	960,009	$8.85	$8.85
SARs exercised	(34,999)	$3.10
SARs forfeited	(9,333)	$45.00
Total outstanding at December 31, 2018	1,481,541	$10.53
SARs exercised	(158,334)	$3.10
SARs cancelled	(368,528)	$20.99
Total outstanding at December 31, 2019	954,679	$7.73		7.8 years	$1,042
SARs exercisable and vested at December 31, 2019	186,670	$3.10		6.2 years	$1,042

Stock-based Compensation Expense
The following tables summarizes stock-based compensation expense for 2019, 2018 and 2017 as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$4,701	$3,337	$2,552
Tax benefit related thereto	(972)	(698)	(862)
Stock-based compensation expense, net of tax	$3,729	$2,639	$1,690

	Years Ended December 31,
	2019	2018	2017
Stock appreciation rights expense	$2,910	$822	$6,611
Tax benefit related thereto	(611)	(173)	(2,314)
Stock appreciation rights expense, net of tax	$2,299	$649	$4,297
(13)    Supplemental Cash Flow Information and Non-Cash Activity
Supplemental disclosure of cash flow information follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cash paid during the period for:
Interest	$12,381	$12,463	$14,181
Income taxes	11,065	3,260	7,030
Non-cash items from investing and financing activities:
Purchase of computer equipment financed through capital leases	—	3,297	—
Investment in multi-client data library financed through trade payables and accruals	6,649	4,956	9,059
(14)    Lease Obligations
The Company determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Amounts related to operating leases are included in “Right-of-use assets”, “Current maturities of operating lease liabilities” and “Operating lease liabilities, net of current maturities” in the consolidated balance sheets. Amounts related to finance leases are included in “Property, plant and equipment, net”, “Current maturities of long-term debt”, and “Long-term debt, net of current maturities” in the consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the commencement date and consist of the present value of remaining lease payments over the lease term, initial direct costs and prepaid lease payments less any lease incentives. Operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The Company uses the implicit rate, when readily determinable or the incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The lease terms may include options to extend or terminate the lease which are recorded in the financial statements if it is reasonably certain that the Company will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements with lease and non-lease components are accounted for separately. The Company does not recognize leases with terms of less than twelve months in the consolidated balance sheets and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
The Company leases offices, processing centers, warehouse spaces and, to a lesser extent, certain equipment. These leases have remaining terms of 1 year to 6 years, some of which have options to extend for up to 10 years and/or options to terminate within 1 year. The options to renew are not recognized as part of the Company’s ROU assets and operating lease liabilities as the Company is not reasonably certain that it will exercise these options.

Total operating lease expense, including short-term lease expense was $11.6 million, $12.3 million and $12.3 million for 2019, 2018 and 2017, respectively.
Future maturities of lease obligations follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases	Total
2020	$12,708	$1,254	$13,962
2021	10,911	756	11,667
2022	10,718	—	10,718
2023	9,258	—	9,258
2024	5,109	—	5,109
Thereafter	4,022	—	4,022
Total lease payments	$52,726	$2,010	$54,736
Less imputed interest	(10,838)	(141)	(10,979)
Total	$41,888	$1,869	$43,757
The weighted average remaining lease term at December 31, 2019 and 2018 was 4.71 years and 5.26 years, respectively. The weighted average discount rate used to determine the operating lease liability at December 31, 2019 and 2018 was 6.47% and 6.25%, respectively.
Supplemental cash flow information related to leases follows:

	Years Ended December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$12,284	$12,914
Equipment finance leases	1,069	638
Equipment Finance Leases
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
(15)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value. The three‑tiered hierarchy is summarized as follows:
Level 1—Quoted prices in active markets for identical assets and liabilities.
Level 2—Other significant observable inputs.
Level 3—Significant unobservable inputs.
Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, restricted cash, accounts and unbilled receivables, short term investments, accounts payable and accrued multi-client data library royalties, represent their approximate fair value.
The carrying amounts of the Company’s long-term debt at December 31, 2019 and 2018 were $123.4 million and $124.7 million, respectively, compared to its fair values of $116.6 million and $120.7 million at December 31, 2019 and 2018, respectively. The fair value of the Second Lien Notes was calculated using Level 1 inputs, including an active market price.
Fair value measurements are applied with respect to non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of goodwill, multi-client data library and property, plant and equipment.

(16)    Benefit Plans
The Company has a 401(k) retirement savings plan, which covers employees at least 18 years of age. Employees may voluntarily contribute up to 90% of their compensation, as defined, to the plan. The Company matched the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan subject to a maximum of 3% of eligible compensation. Company contributions to the plans were $0.9 million, $0.9 million and $0.8 million for 2019, 2018 and 2017, respectively.
(17)    Selected Quarterly Information — (Unaudited)
A summary of selected quarterly information follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Service revenues	$28,128	$30,407	$41,990	$30,755
Product revenues	8,828	11,368	11,249	11,954
Total net revenues	36,956	41,775	53,239	42,709
Gross profit	9,912	19,583	25,288	5,239
Income (loss) from operations	(15,937)	(2,553)	3,858	(9,827)
Interest expense, net	(3,112)	(3,111)	(3,155)	(3,696)
Other income (expense), net	(792)	96	(242)	(679)
Income tax expense	1,407	2,719	3,790	148
Net income attributable to noncontrolling interests	(112)	(335)	(394)	(144)
Net loss applicable to ION	$(21,360)	$(8,622)	$(3,723)	$(14,494)
Net loss per share:
Basic	$(1.52)	$(0.61)	$(0.26)	$(1.02)
Diluted	$(1.52)	$(0.61)	$(0.26)	$(1.02)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Service revenues	$25,086	$15,752	$37,105	$61,095
Product revenues	8,422	8,991	10,095	13,499
Total net revenues	33,508	24,743	47,200	74,594
Gross profit (loss)	6,853	(1,517)	16,475	37,809
Loss from operations	(12,640)	(22,519)	(2,452)	(16,661)
Interest expense, net	(3,836)	(2,911)	(3,022)	(3,203)
Other income (expense), net	(791)	84	91	180
Income tax expense (benefit)	1,072	154	2,079	(587)
Net income attributable to noncontrolling interests	(87)	(366)	(74)	(246)
Net loss applicable to ION	$(18,426)	$(25,866)	$(7,536)	$(19,343)
Net loss per share:
Basic	$(1.44)	$(1.86)	$(0.54)	$(1.38)
Diluted	$(1.44)	$(1.86)	$(0.54)	$(1.38)
The sum of the quarterly per share information may not tie to per share information in the Consolidated Statements of Operations due to rounding.
(18)    Certain Relationships and Related Party Transactions
For 2019, 2018 and 2017, the Company recorded revenues from BGP of $2.2 million, $4.9 million and $4.4 million, respectively. Receivables due from BGP were $1.5 million and $1.6 million at December 31, 2019 and 2018, respectively. BGP owned approximately 10.5% of the Company’s outstanding common stock at December 31, 2019.

Mr. James M. Lapeyre, Jr. is the Chairman of the Board on ION’s board of directors and a significant equity owner of Laitram, L.L.C. (Laitram), and he has served as president of Laitram and its predecessors since 1989. Laitram is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 9.1% of the Company’s outstanding common stock at December 31, 2019.
The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain bookkeeping, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this agreement expired in September 2001, but the Company continues to operate under its terms. In addition, from time to time, when the Company has requested, the legal staff of Laitram has advised the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. During 2019, 2018 and 2017, the Company paid Laitram and its affiliates $0.7 million, $0.4 million and $0.2 million, respectively, which consisted of manufacturing services and reimbursement of costs. In addition, the Company is currently subleasing approximately 47,800 square feet of office and warehouse space to Laitram. In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.
For 2019, the Company recorded revenues from sales to INOVA of $0.5 million related to geophones sold by our Devices group. No revenues were recorded from sales to INOVA for 2018 and 2017.
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
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and footnotes. For additional information pertaining to the Notes, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Form 10-K.

	December 31, 2019
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,426	$26	$24,613	$—	$33,065
Accounts receivable, net	8	19,493	10,047	—	29,548
Unbilled receivables	—	7,314	4,501	—	11,815
Inventories, net	—	6,902	5,285	—	12,187
Prepaid expenses and other current assets	3,292	1,513	1,207	—	6,012
Total current assets	11,726	35,248	45,653	—	92,627
Deferred income tax asset	402	8,417	(85)	—	8,734
Property, plant and equipment, net	786	8,112	4,290	—	13,188
Multi-client data library, net	—	54,479	5,905	—	60,384
Investment in subsidiaries	841,522	279,327	—	(1,120,849)	—
Goodwill	—	—	23,585	—	23,585
Right-of-use assets	11,934	15,802	4,810	—	32,546
Intercompany receivables	—	287,692	99,884	(387,576)	—
Other assets	1,171	905	54	—	2,130
Total assets	$867,541	$689,982	$184,096	$(1,508,425)	$233,194
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$972	$1,135	$—	$—	$2,107
Accounts payable	2,259	44,641	2,416	—	49,316
Accrued expenses	9,933	9,982	10,413	—	30,328
Accrued multi-client data library royalties	—	18,616	215	—	18,831
Deferred revenue	—	3,465	1,086	—	4,551
Current maturities of operating lease liabilities	4,429	5,469	1,157	—	11,055
Total current liabilities	17,593	83,308	15,287	—	116,188
Long-term debt, net of current maturities	118,618	734	—	—	119,352
Operating lease liabilities, net of current maturities	11,208	15,346	4,279	—	30,833
Intercompany payables	755,524	—	—	(755,524)	—
Other long-term liabilities	1,418	35	—	—	1,453
Total liabilities	904,361	99,423	19,566	(755,524)	267,826
Equity:
Common stock	142	290,460	47,776	(338,236)	142
Additional paid-in capital	956,647	180,700	203,909	(384,609)	956,647
Accumulated earnings (deficit)	(974,291)	396,793	18,837	(415,630)	(974,291)
Accumulated other comprehensive income (loss)	(19,318)	4,281	(21,907)	17,626	(19,318)
Due from ION Geophysical Corporation	—	(281,675)	(86,273)	367,948	—
Total stockholders’ equity	(36,820)	590,559	162,342	(752,901)	(36,820)
Noncontrolling interests	—	—	2,188	—	2,188
Total equity	(36,820)	590,559	164,530	(752,901)	(34,632)
Total liabilities and equity	$867,541	$689,982	$184,096	$(1,508,425)	$233,194

	December 31, 2018
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,782	$47	$19,722	$—	$33,551
Accounts receivable, net	8	17,349	8,771	—	26,128
Unbilled receivables	—	12,697	31,335	—	44,032
Inventories, net	—	8,721	5,409	—	14,130
Prepaid expenses and other current assets	3,891	1,325	2,566	—	7,782
Total current assets	17,681	40,139	67,803	—	125,623
Deferred income tax asset	805	6,261	125	—	7,191
Property, plant and equipment, net	489	8,922	3,630	—	13,041
Multi-client data library, net	—	70,380	3,164	—	73,544
Investment in subsidiaries	836,002	247,359	—	(1,083,361)	—
Goodwill	—	—	22,915	—	22,915
Right-of-use assets	18,513	21,350	7,940	—	47,803
Intercompany receivables	—	305,623	60,255	(365,878)	—
Other assets	1,723	643	69	—	2,435
Total assets	$875,213	$700,677	$165,901	$(1,449,239)	$292,552
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,159	$1,069	$—	$—	$2,228
Accounts payable	2,407	29,602	2,904	—	34,913
Accrued expenses	7,011	10,036	14,364	—	31,411
Accrued multi-client data library royalties	—	29,040	216	—	29,256
Deferred revenue	—	6,515	1,195	—	7,710
Current maturities of operating lease liabilities	5,155	5,633	1,426	—	12,214
Total current liabilities	15,732	81,895	20,105	—	117,732
Long-term debt, net of current maturities	117,644	1,869	—	—	119,513
Operating lease liabilities, net of current maturities	17,841	21,237	6,514	—	45,592
Intercompany payables	716,051	—	—	(716,051)	—
Other long-term liabilities	1,713	178	—		1,891
Total liabilities	868,981	105,179	26,619	(716,051)	284,728
Equity:
Common stock	140	290,460	47,776	(338,236)	140
Additional paid-in capital	952,626	180,700	203,908	(384,608)	952,626
Accumulated earnings (deficit)	(926,092)	390,691	(12,475)	(378,216)	(926,092)
Accumulated other comprehensive income (loss)	(20,442)	4,324	(22,023)	17,699	(20,442)
Due from ION Geophysical Corporation	—	(270,677)	(79,496)	350,173	—
Total stockholders’ equity	6,232	595,498	137,690	(733,188)	6,232
Noncontrolling interests	—	—	1,592	—	1,592
Total equity	6,232	595,498	139,282	(733,188)	7,824
Total liabilities and equity	$875,213	$700,677	$165,901	$(1,449,239)	$292,552

	Year Ended December 31, 2019
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$90,526	$84,153	$—	$174,679
Cost of goods sold	—	86,531	28,126	—	114,657
Gross profit	—	3,995	56,027	—	60,022
Total operating expenses	37,293	32,435	14,753	—	84,481
Income (loss) from operations	(37,293)	(28,440)	41,274	—	(24,459)
Interest expense, net	(12,827)	(638)	391	—	(13,074)
Intercompany interest, net	513	(1,423)	910	—	—
Equity in earnings (losses) of investments	1,464	35,950	—	(37,414)	—
Other expense	(12)	(407)	(1,198)	—	(1,617)
Income (loss) before income taxes	(48,155)	5,042	41,377	(37,414)	(39,150)
Income tax expense (benefit)	44	(1,060)	9,080	—	8,064
Net income (loss)	(48,199)	6,102	32,297	(37,414)	(47,214)
Net income attributable to noncontrolling interests	—	—	(985)	—	(985)
Net income (loss) attributable to ION	$(48,199)	$6,102	$31,312	$(37,414)	$(48,199)
Comprehensive net income (loss)	$(47,075)	$6,059	$32,413	$(37,487)	$(46,090)
Comprehensive income attributable to noncontrolling interest	—	—	(985)	—	(985)
Comprehensive net income (loss) attributable to ION	$(47,075)	$6,059	$31,428	$(37,487)	$(47,075)

	Year Ended December 31, 2018
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$96,649	$83,396	$—	$180,045
Cost of goods sold	—	85,186	35,239	—	120,425
Gross profit	—	11,463	48,157	—	59,620
Total operating expenses	32,888	29,235	51,769	—	113,892
Loss from operations	(32,888)	(17,772)	(3,612)	—	(54,272)
Interest expense, net	(13,010)	(136)	174	—	(12,972)
Intercompany interest, net	1,124	(12,137)	11,013	—	—
Equity in earnings (losses) of investments	(26,446)	37,219	—	(10,773)	—
Other income (expense)	(196)	116	(356)	—	(436)
Income (loss) before income taxes	(71,416)	7,290	7,219	(10,773)	(67,680)
Income tax expense (benefit)	(245)	(6,711)	9,674		2,718
Net income (loss)	(71,171)	14,001	(2,455)	(10,773)	(70,398)
Net income attributable to noncontrolling interests	—	—	(773)	—	(773)
Net income (loss) attributable to ION	$(71,171)	$14,001	$(3,228)	$(10,773)	$(71,171)
Comprehensive net income (loss)	$(72,734)	$13,953	$(4,797)	$(8,383)	$(71,961)
Comprehensive income attributable to noncontrolling interest	—	—	(773)	—	(773)
Comprehensive net income (loss) attributable to ION	$(72,734)	$13,953	$(5,570)	$(8,383)	$(72,734)

	Year Ended December 31, 2017
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$148,590	$48,964	$—	$197,554
Cost of goods sold	—	90,754	31,161	—	121,915
Gross profit	—	57,836	17,803	—	75,639
Total operating expenses	39,000	28,020	17,318	—	84,338
Income (loss) from operations	(39,000)	29,816	485	—	(8,699)
Interest expense, net	(16,729)	(107)	127	—	(16,709)
Intercompany interest, net	1,084	(6,613)	5,529	—	—
Equity in earnings (losses) of investments	27,696	67,290	—	(94,986)	—
Other income (expense)	(4,610)	(407)	1,072	—	(3,945)
Income (loss) before income taxes	(31,559)	89,979	7,213	(94,986)	(29,353)
Income tax expense (benefit)	(1,317)	(1,427)	2,768	—	24
Net income (loss)	(30,242)	91,406	4,445	(94,986)	(29,377)
Net income attributable to noncontrolling interests	—	—	(865)	—	(865)
Net income (loss) attributable to ION	$(30,242)	$91,406	$3,580	$(94,986)	$(30,242)
Comprehensive net income (loss)	$(27,373)	$91,358	$6,550	$(97,043)	$(26,508)
Comprehensive income attributable to noncontrolling interest	—	—	(865)	—	(865)
Comprehensive net income (loss) attributable to ION	$(27,373)	$91,358	$5,685	$(97,043)	$(27,373)

	Year Ended December 31, 2019
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$10,342	$14,642	$9,166	$34,150
Cash flows from investing activities:
Investment in multi-client data library	—	(18,765)	(10,039)	(28,804)
Purchase of property, plant and equipment	(375)	(909)	(1,127)	(2,411)
Net cash used in investing activities	(375)	(19,674)	(11,166)	(31,215)
Cash flows from financing activities:
Borrowings under revolving line of credit	40,000	—	—	40,000
Repayments under revolving line of credit	(40,000)	—	—	(40,000)
Payments on notes payable and long-term debt	(1,069)	(1,484)	—	(2,553)
Intercompany lending	(13,511)	6,495	7,016	—
Proceeds from employee stock purchases and exercise of stock options	141	—	—	141
Other financing activities	(1,134)	—	—	(1,134)
Net cash provided by (used in) financing activities	(15,573)	5,011	7,016	(3,546)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	(125)	(125)
Net increase (decrease) in cash and cash equivalents	(5,606)	(21)	4,891	(736)
Cash, cash equivalents and restricted cash at beginning of period	14,085	47	19,722	33,854
Cash, cash equivalents and restricted cash at end of period	$8,479	$26	$24,613	$33,118
The following table is a reconciliation of cash, cash equivalents and restricted cash:

	December 31, 2019
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$8,426	$26	$24,613	$33,065
Restricted cash included in prepaid expenses and other current assets	53	—	—	53
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$8,479	$26	$24,613	$33,118

	Year Ended December 31, 2018
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(37,659)	$39,407	$5,350	$7,098
Cash flows from investing activities:
Investment in multi-client data library	—	(25,307)	(2,969)	(28,276)
Purchase of property, plant and equipment	(392)	(959)	(163)	(1,514)
Net cash used in investing activities	(392)	(26,266)	(3,132)	(29,790)
Cash flows from financing activities:
Repayments under revolving line of credit	(10,000)	—	—	(10,000)
Payments on notes payable and long-term debt	(30,169)	(638)	—	(30,807)
Cost associated with issuance of debt	(1,247)	—	—	(1,247)
Intercompany lending	7,983	(12,522)	4,539	—
Net proceeds from issuance of stocks	46,999	—	—	46,999
Proceeds from employee stock purchases and exercise of stock options	214	—	—	214
Other financing activities	(1,351)	—	—	(1,351)
Net cash provided by (used in) financing activities	12,429	(13,160)	4,539	3,808
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	319	319
Net increase (decrease) in cash and cash equivalents	(25,622)	(19)	7,076	(18,565)
Cash, cash equivalents and restricted cash at beginning of period	39,707	66	12,646	52,419
Cash, cash equivalents and restricted cash at end of period	$14,085	$47	$19,722	$33,854
The following table is a reconciliation of cash, cash equivalents and restricted cash:

	December 31, 2018
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$13,782	$47	$19,722	$33,551
Restricted cash included in other long-term assets	303	—	—	303
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$14,085	$47	$19,722	$33,854

	Year Ended December 31, 2017
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(22,315)	$73,154	$(23,227)	$27,612
Cash flows from investing activities:
Investment in multi-client data library	—	(23,710)	—	(23,710)
Purchase of property, plant and equipment	(165)	(817)	(81)	(1,063)
Proceeds from sale of a cost-method investment	—	—	—	—
Net cash used in investing activities	(165)	(24,527)	(81)	(24,773)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(1,591)	(3,167)	(58)	(4,816)
Cost associated with issuance of debt	(53)	—	—	(53)
Intercompany lending	38,732	(45,609)	6,877	—
Proceeds from employee stock purchases and exercise of stock options	1,619	—	—	1,619
Other financing activities	(343)	—	—	(343)
Net cash provided by (used in) financing activities	38,364	(48,776)	6,819	(3,593)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	(260)	(260)
Net increase (decrease) in cash and cash equivalents	15,884	(149)	(16,749)	(1,014)
Cash, cash equivalents and restricted cash at beginning of period	23,823	215	29,395	53,433
Cash, cash equivalents and restricted cash at end of period	$39,707	$66	$12,646	$52,419
The following table is a reconciliation of cash, cash equivalents and restricted cash:

	December 31, 2017
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$39,344	$66	$12,646	$52,056
Restricted cash included in prepaid expenses and other current assets	60	—	—	60
Restricted cash included in other long-term assets	303	—	—	303
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$39,707	$66	$12,646	$52,419

SCHEDULE II
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2017	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$1,443	$949	$(1,820)	$572
Allowances for doubtful notes receivable	4,000	—	—	4,000
Valuation allowance on deferred tax assets	217,589	(64,126)	—	153,463
Excess and obsolete inventory	15,049	398	(408)	15,039

Year Ended December 31, 2018	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$572	$222	$(364)	$430
Allowances for doubtful notes receivable	4,000	—	—	4,000
Valuation allowance on deferred tax assets	153,463	7,042	—	160,505
Excess and obsolete inventory	15,039	665	(680)	15,024

Year Ended December 31, 2019	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$430	$—	$(430)	$—
Allowances for doubtful notes receivable	4,000	—	—	4,000
Valuation allowance on deferred tax assets	160,505	10,432	—	170,937
Excess and obsolete inventory	15,024	517	(2,208)	13,333

S-1