Form 10-Q
period 2020-03-31
ION GEOPHYSICAL CORP
filed 2020-05-07
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
Yes ☐    No  ☒
At May 4, 2020, there were 15,036,648 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,663	$33,065
Accounts receivable, net	51,149	29,548
Unbilled receivables	8,356	11,815
Inventories, net	12,820	12,187
Prepaid expenses and other current assets	5,681	6,012
Total current assets	120,669	92,627
Deferred income tax asset, net	7,905	8,734
Property, plant and equipment, net	12,706	13,188
Multi-client data library, net	54,344	60,384
Goodwill	18,298	23,585
Right-of-use assets	42,166	32,546
Other assets	3,299	2,130
Total assets	$259,387	$233,194
LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$28,646	$2,107
Accounts payable	43,827	49,316
Accrued expenses	29,078	30,328
Accrued multi-client data library royalties	21,424	18,831
Deferred revenue	4,882	4,551
Current maturities of operating lease liabilities	9,873	11,055
Total current liabilities	137,730	116,188
Long-term debt, net of current maturities	119,296	119,352
Operating lease liabilities, net of current maturities	40,531	30,833
Other long-term liabilities	433	1,453
Total liabilities	297,990	267,826
Deficit:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 14,240,126 and 14,224,787 shares at March 31, 2020 and December 31, 2019, respectively.	142	142
Additional paid-in capital	957,254	956,647
Accumulated deficit	(976,554)	(974,291)
Accumulated other comprehensive loss	(21,099)	(19,318)
Total stockholders’ deficit	(40,257)	(36,820)
Noncontrolling interest	1,654	2,188
Total deficit	(38,603)	(34,632)
Total liabilities and deficit	$259,387	$233,194
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Service revenues	$47,485	$28,128
Product revenues	8,929	8,828
Total net revenues	56,414	36,956
Cost of services	22,275	22,446
Cost of products	4,628	4,598
Impairment of multi-client data library	1,167	—
Gross profit	28,344	9,912
Operating expenses:
Research, development and engineering	4,008	5,357
Marketing and sales	4,858	5,793
General, administrative and other operating expenses	9,002	14,699
Impairment of goodwill	4,150	—
Total operating expenses	22,018	25,849
Income (loss) from operations	6,326	(15,937)
Interest expense, net	(3,221)	(3,112)
Other income (expense), net	429	(792)
Income (loss) before income taxes	3,534	(19,841)
Income tax expense	5,874	1,407
Net loss	(2,340)	(21,248)
Less: Net (income) loss attributable to noncontrolling interest	77	(112)
Net loss attributable to ION	$(2,263)	$(21,360)
Net loss per share:
Basic	$(0.16)	$(1.52)
Diluted	$(0.16)	$(1.52)
Weighted average number of common shares outstanding:
Basic	14,230	14,033
Diluted	14,230	14,033
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net loss	$(2,340)	$(21,248)
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	(1,781)	970
Total other comprehensive income (loss), net of taxes	(1,781)	970
Comprehensive net loss	(4,121)	(20,278)
Comprehensive (income) loss attributable to noncontrolling interest	77	(112)
Comprehensive net loss attributable to ION	$(4,044)	$(20,390)
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,340)	$(21,248)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization (other than multi-client data library)	840	1,035
Amortization of multi-client data library	8,020	11,100
Stock-based compensation expense	617	1,293
Impairment of multi-client data library	1,167	—
Impairment of goodwill	4,150	—
Deferred income taxes	421	(1,398)
Changes in operating assets and liabilities:
Accounts receivable	(21,868)	(2,870)
Unbilled receivables	2,666	29,498
Inventories	(772)	81
Accounts payable, accrued expenses and accrued royalties	1,688	(2,013)
Deferred revenue	355	(333)
Other assets and liabilities	(1,910)	253
Net cash (used in) provided by operating activities	(6,966)	15,398
Cash flows from investing activities:
Investment in multi-client data library	(9,668)	(8,767)
Purchase of property, plant and equipment	(496)	(807)
Net cash used in investing activities	(10,164)	(9,574)
Cash flows from financing activities:
Borrowings under revolving line of credit	27,000	—
Payments on notes payable and long-term debt	(760)	(715)
Other financing activities	(10)	(239)
Net cash provided by (used in) financing activities	26,230	(954)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	470	81
Net increase in cash, cash equivalents and restricted cash	9,570	4,951
Cash, cash equivalents and restricted cash at beginning of period	33,118	33,854
Cash, cash equivalents and restricted cash at end of period	$42,688	$38,805
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
(In thousands, except shares)	Shares	Amount
Balance at January 1, 2020	14,224,787	$142	$956,647	$(974,291)	$(19,318)	$2,188	$(34,632)
Comprehensive income (loss):
Net loss	—	—	—	(2,263)	—	(77)	(2,340)
Translation adjustments	—	—	—	—	(1,781)	(457)	(2,238)
Stock-based compensation expense	—	—	617	—	—	—	617
Vesting of restricted stock units/awards	16,089	—	—	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(750)	—	(10)	—	—	—	(10)
Balance at March 31, 2020	14,240,126	$142	$957,254	$(976,554)	$(21,099)	$1,654	$(38,603)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
(In thousands, except shares)	Shares	Amount
Balance at January 1, 2019	14,015,615	$140	$952,626	$(926,092)	$(20,442)	$1,592	$7,824
Comprehensive income (loss):
Net (loss) income	—	—	—	(21,360)	—	112	(21,248)
Translation adjustments	—	—	—	—	970	(39)	931
Stock-based compensation expense	—	—	1,293	—	—	—	1,293
Exercise of stock options	5,750	—	18	—	—	—	18
Vesting of restricted stock units/awards	68,199	1	(1)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(20,044)	—	(257)	—	—	—	(257)
Balance at March 31, 2019	14,069,520	$141	$953,679	$(947,452)	$(19,472)	$1,665	$(11,439)

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)    Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2019, has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2020, and the condensed consolidated statements of operations, comprehensive loss, condensed consolidated statements of stockholders' deficit, and cash flows for the three months ended March 31, 2020 and 2019, are unaudited. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim period have been included. Interim results are not necessarily indicative of the operating results for a full year or of future operations. Intercompany transactions and balances have been eliminated.
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
These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe, and significantly reduced the availability of capital and liquidity from banks and other providers of credit. The E&P industry is facing the double impact of demand destruction from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly since the start of the year. While Organization of the Petroleum Exporting Countries (“OPEC”) and other oil producing countries agreed to a production cut in April 2020, oil prices nonetheless declined further to record low levels during the month. While commodity prices can be volatile, this sharp decline triggered E&P companies to reduce budgets and will likely curtail demand for some of the Company’s products and services.  Spending on exploration tends to be among the most discretionary and is expected to bear some of the deepest cuts in percentage terms, although spending reductions in the offshore basins where the Company operates are projected to be less severe than onshore in the United States.
While the duration and extent of COVID-19 is difficult to predict, the Company recorded its highest first quarter revenues since 2014. A number of large multi-client contracts were closed in the first quarter 2020, some of which were delayed from the fourth quarter 2019, even after E&P market dynamics changed. The Company worked closely with clients to assess the effect of E&P budget reductions to its business and took decisive action to proactively manage its business. To mitigate the impact of COVID-19 and oil price volatility, management implemented a plan to preserve cash and manage liquidity as follows:

•
Scaling down personnel costs and operating expenses by another $18.0 million during the remaining nine months of 2020, building on the over $20.0 million (net of severance expense of $3.1 million) of cuts made in January 2020. These further reductions are primarily through a variety of furlough programs and reduced compensation arrangements across the Company’s worldwide workforce. The Company executives have taken a 20% base salary reduction and a tiered reduction scheme has been cascaded to the rest of the worldwide workforce. The Company’s Board of Directors has taken a 20% reduction in directors’ fees. In addition, the Company has curtailed use of external contractors, decreased travel and event costs and implemented new systems and processes that more efficiently support its business.

•
Reducing capital expenditures to an estimated $20.0 million to $35.0 million (a portion of which will be pre-funded or underwritten by the customers), down from $35.0 million to $50.0 million, to reflect both reduced seismic demand and travel/border restrictions impacting new data acquisition offshore. This provides flexibility to aggressively reduce cash outflows while shifting to much lower cost reimaging programs.

•
Applied for various government assistance programs of which $6.9 million has been received in April 2020. Receipt of this $6.9 million allowed the Company to avoid further staff reductions while supporting its ongoing operations. Additional global government relief of between $2.0 million to $7.0 million may be possible.

•	Announced the sale of its interest in INOVA Geophysical for $12.0 million that is expected to close during the second half of the year, subject to regulatory approvals and other closing conditions.

•	Entered into a settlement agreement with WesternGeco ending the uncertainty surrounding the decade-long patent litigation. See Note 8 “Litigation” for further details.

•	In addition, the Company reviewed its debt covenants and expects that it will remain in compliance for the next twelve months.
The Company believes that the above management plan, including actions already taken, gives the Company the ability to operate for at least the next twelve months from the date the condensed consolidated financial statements are issued.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 1 “Summary of Significant Accounting Policies.” of the Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2020 except as discussed in Note 2 “Recent Accounting Pronouncements.”
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management that affects the reported amounts in the condensed consolidated financial statements and accompanying notes. Areas involving significant estimates include, but are not limited to, accounts and unbilled receivables, inventory valuation, sales forecast related to multi-client data library, impairment of property, plant and equipment and goodwill and deferred taxes. Actual results could materially differ from those estimates.
(2)    Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” The guidance replaces the incurred loss impairment methodology under the current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets ranging from short-term accounts receivables to long-term receivable financing. The Company adopted the standard using the prospective transition approach for its trade receivables and unbilled receivables. The adoption of the standard had no material impact on the Company’s condensed consolidated financial statements.
On January 1, 2020, the Company adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance simplifies the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. As a result, an entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment loss on goodwill cannot be reversed once recognized. The goodwill balance at March 31, 2020 before impairment charge was comprised of $19.5 million in the Optimization Software & Services and $2.9 million in the E&P Technology & Services reporting units. The Company recognized an impairment charge related to the goodwill of its Optimization Software & Service reporting unit, included within Operations Optimization segment, of $4.2 million for the three months ended March 31, 2020. See Note 9 “Details of Selected Balance Sheet Accounts” for details.
(3)    Segment Information
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

The following table is a summary of segment information (in thousands):

	Three Months Ended March 31,
	2020		2019
Net revenues:
E&P Technology & Services:
New Venture	$1,441		$13,471
Data Library	40,131		9,948
Total multi-client revenues	41,572		23,419
Imaging and Reservoir Services	4,942		3,684
Total	46,514		27,103
Operations Optimization:
Optimization Software & Services	4,427		5,033
Devices	5,473		4,820
Total	9,900		9,853
Total net revenues	$56,414		$36,956
Gross profit (loss):
E&P Technology & Services	$23,730	(a)	$5,440
Operations Optimization	4,614		4,516
Segment gross profit	28,344		9,956
Other	—		(44)
Total gross profit	$28,344		$9,912
Gross margin:
E&P Technology & Services	51%		20%
Operations Optimization	47%		46%
Total gross margin	50%		27%
Income (loss) from operations:
E&P Technology & Services	$17,952	(a)	$(1,615)
Operations Optimization	(3,259)	(b)	170
Support and other	(8,367)		(14,492)
Income (loss) from operations	6,326		(15,937)
Interest expense, net	(3,221)		(3,112)
Other income (expense), net	429		(792)
Income (loss) before income taxes	$3,534		$(19,841)

(a)	Includes impairment of multi-client data library of $1.2 million for the three months ended March 31, 2020.

(b)	Includes impairment of goodwill of $4.2 million for the three months ended March 31, 2020.
Intersegment sales are insignificant for all periods presented.
(4)     Revenue From Contracts With Customers
The Company derives revenue from the (i) sale or license of multi-client and proprietary data, imaging services and reservoir services within its E&P Technologies & Services segment; (ii) sale, license and repair of seismic data acquisition systems and other equipment; and (iii) sale or license of seismic command and control software systems and software solutions for operations management within its Operations Optimization segment. All E&P Technology & Services’ revenues and the services component of Optimization Software & Services’ revenues under Operations Optimization segment are classified as service revenues. All other revenues are classified as product revenues.
The Company uses a five-step model to determine proper revenue recognition from customer contracts. Revenue is recognized when (i) a contract is approved by all parties; (ii) the goods or services promised in the contract are identified; (iii) the consideration the Company expects to receive in exchange for the goods or services promised is determined; (iv) the consideration is allocated to the goods and services in the contract; and (v) control of the promised goods or services is transferred to the customer. The Company is not required to disclose information about remaining contractual future performance obligations with an original term of one year or less. The Company does not have any contractual future performance obligations with an original term of over one year.

Revenue by Geographic Area
The following table is a summary of net revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2020	2019
North America	$31,810	$7,157
Latin America	9,804	13,531
Asia Pacific	9,288	1,867
Europe	3,810	10,392
Middle East	954	1,359
Africa	591	2,389
Other	157	261
Total	$56,414	$36,956
See Note 3“Segment Information” for revenue by segment for the three months ended March 31, 2020 and 2019.
Unbilled Receivables
Unbilled receivables relate to revenues recognized on multi-client surveys, imaging services and devices equipment repairs on a proportionate basis, and on licensing of multi-client data for which invoices have not yet been presented to the customer. The following table is a summary of unbilled receivables (in thousands):

	March 31, 2020	December 31, 2019
New Venture	$1,586	$5,222
Imaging and Reservoir Services	5,643	6,539
Devices	1,127	54
Total	$8,356	$11,815
The changes in unbilled receivables are as follows (in thousands):

Unbilled receivables at December 31, 2019	$11,815
Recognition of unbilled receivables	55,132
Revenues billed to customers	(58,591)
Unbilled receivables at March 31, 2020	$8,356
Deferred Revenue
Billing practices are governed by the terms of each contract based upon achievement of milestones or pre-agreed schedules. Billing does not necessarily correlate with revenue recognized on a proportionate basis as work is performed and control is transferred to the customer. Deferred revenue represents cash received in excess of revenue recognized as of the reporting period but to be recognized in future periods. The following table is a summary of deferred revenues (in thousands):

	March 31, 2020	December 31, 2019
New Venture	$2,456	$1,956
Imaging and Reservoir Services	1,141	1,501
Optimization Software & Services	832	642
Devices	453	452
Total	$4,882	$4,551
The changes in deferred revenues are as follows (in thousands):

Deferred revenue at December 31, 2019	$4,551
Cash collected in excess of revenue recognized	1,613
Recognition of deferred revenue (a)	(1,282)
Deferred revenue at March 31, 2020	$4,882

(a) The majority of deferred revenue recognized relates to Company’s Ventures group.
The Company expects to recognize the majority of deferred revenue within the next 12 months.
Credit Risks
For the three months ended March 31, 2020, the Company had two customers with sales that each exceeded 10% of the Company’s consolidated net revenues. For three months ended March 31, 2019, the Company had one customer with sales that exceeded 10% of the Company’s consolidated net revenues. Revenues related to each of these customers are included within the E&P Technology & Services segment.
At March 31, 2020, the Company had one customer with balances that accounted for 51% of the Company’s total combined accounts receivable and unbilled receivable balances. The Company routinely evaluates the financial stability and creditworthiness of its customers. At March 31, 2019, the Company had two customers with a combined balance that accounted for 26% of the Company’s total combined accounts receivable and unbilled receivable balances.
(5)    Long-term Debt

The following table is a summary of long-term debt (in thousands):

	March 31, 2020	December 31, 2019
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Revolving credit facility (maturing August 16, 2023) (a)	27,000	—
Equipment finance leases (Note 11)	1,595	1,869
Other debt	486	972
Costs associated with issuances of debt	(1,708)	(1,951)
Total	147,942	121,459
Current maturities of long-term debt	(28,646)	(2,107)
Long-term debt, net of current maturities	$119,296	$119,352
(a) The maturity of the Credit Facility will accelerate to October 31, 2021 if the Company is unable to repay or extend the maturity of the Second Lien Notes.
Revolving Credit Facility
On August 16, 2018, ION Geophysical Corporation and its material U.S. subsidiaries — GX Technology Corporation, ION Exploration Products (U.S.A) Inc. and I/O Marine Systems Inc. (the “Material U.S. Subsidiaries”) — along with GX Geoscience Corporation, S. de R.L. de C.V., a limited liability company (Sociedad de Responsibilidad Limitada de Capital Variable) organized under the laws of Mexico, and a subsidiary of the Company (the “Mexican Subsidiary”) (the Material U.S. Subsidiaries and the Mexican Subsidiary are collectively, the “Subsidiary Borrowers”, together with ION Geophysical Corporation are the “Borrowers”) — the financial institutions party thereto, as lenders, and PNC Bank, National Association (“PNC”), as agent for the lenders, entered into that certain Third Amendment and Joinder to Revolving Credit and Security Agreement (the “Third Amendment”), amending the Revolving Credit and Security Agreement, dated as of August 22, 2014 (as previously amended by the First Amendment to Revolving Credit and Security Agreement, dated as of August 4, 2015 and the Second Amendment to Revolving Credit and Security Agreement, dated as of April 28, 2016, the “Credit Agreement”). The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is herein called the “Credit Facility”).
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
The maximum amount under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client library. At March 31, 2020, there was $27.0 million outstanding indebtedness under the Credit Facility and the undrawn remaining borrowing base capacity was $11.1 million.
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
At March 31, 2020, the Company was in compliance with all of the covenants under the Credit Facility.
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
At March 31, 2020, the Company was in compliance with all of the covenants under the Second Lien Notes.
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
(6)    Net Loss Per Share
Basic net loss per share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable pursuant to outstanding stock options at March 31, 2020 and 2019 of 669,209 and 778,875, respectively, were excluded as their inclusion would have an anti-dilutive effect. The total number of shares issuable pursuant to restricted stock units awards outstanding at March 31, 2020 and 2019 of 903,204 and 988,426, respectively, were excluded as their inclusion would have an anti-dilutive effect.
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
The tax provision for the three months ended March 31, 2020 has been calculated using the Company’s overall estimated annual effective tax rate based on projected 2020 full year results. The Company’s effective tax rates for the three months ended March 31, 2020 and 2019 were 166.2% and (7.1)%, respectively. The Company’s effective tax rates for the three months ended March 31, 2020 and 2019 were negatively impacted by the change in valuation allowance related to U.S. operating losses for which the Company cannot currently recognize a tax benefit. The Company’s effective tax rate for the three months ended March 31, 2020 was also negatively impacted by the establishment of a valuation allowance related to certain foreign operating losses. The Company’s income tax expense for the three months ended March 31, 2020 of $5.9 million primarily relates to results from the Company’s non-U.S. businesses, including $2.2 million of valuation allowance. The valuation allowance was established as a result of a change in the expectation of future revenues after entering into the settlement agreement with WesternGeco described in Note 8 “Litigation”.
In response to the global pandemic related to COVID-19, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020.  The CARES Act provides numerous relief provisions for corporate tax payers, including modification of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits. For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services and others.
At March 31, 2020, the Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
At March 31, 2020, the Company’s U.S. federal tax returns for 2016 and subsequent years remain subject to examination by tax authorities. In the Company’s foreign tax jurisdictions, tax returns for 2014 and subsequent years generally remain open to examination.
(8) Litigation
WesternGeco
Settlement
On April 7, 2020, the Company entered into a settlement agreement with WesternGeco that ended the ongoing litigation.
Pursuant to the settlement agreement, WesternGeco granted the Company a license to the underlying patents, lifted the injunction that prevented the Company from manufacturing DigiFIN® in the United States and, on April 13, 2020, the District Court permanently dismissed the pending lawsuit.

In exchange, the Company agreed to pay WesternGeco a settlement based on future revenues from the Company’s multi-client data library, consisting of (1) small percentage of 2D multi-client late sales for a ten year period, and (2) the transfer of a majority of the Company’s future revenue share relating to the parties’ existing joint multi-client reimaging programs offshore Mexico (WesternGeco will receive 90%, instead of 50%, of net revenues from the program, except that the revenue share for the Perdido South portion of the program shall remain 50/50). A copy of the settlement agreement is filed as an exhibit to this Form 10-Q.
Background
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
As of 2018, the Company had paid WesternGeco the $25.8 million of the Final Judgment (the portion of the judgment representing reasonable royalty damages and enhanced damages, plus interest).
The balance of the judgment against the Company ($98.0 million, representing lost profits from surveys performed by the Company’s customers outside of the United State, plus interest) was vacated by the United States Court of Appeals for the Federal Circuit, and a new trial ordered, to determine what lost profit damages, if any, WesternGeco was entitled to.
As noted above, the lawsuit has been dismissed in accordance with the parties’ settlement agreement.
Other Litigation
In July 2018, the Company prevailed in an arbitration that it initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to the Company’s ability to continue to license data under the Company’s IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, the Company was ordered to escrow approximately $4.5 million in sales proceeds that it had received in respect of sales from the IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. The Company challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered the Company to comply with it, which would have required the Company to deposit approximately $4.5 million in escrow in late February 2020. Since then, the Company received a court order deferring the deadline for depositing the required amount in escrow from late February 2020 to late March 2020. The Company prepared a petition to file with the court to request that the March 2020 deadline be extended due to the changes to the Company’s business, and to the markets, that have been spurred by the COVID-19 pandemic. The Company was unable to file the application because the courts in India are closed due to the pandemic (other than for emergencies) and are not accepting filings. The Company served a copy of its draft petition on the DGH’s counsel and intend to file it as soon as the courts re-open and resume accepting filings. The Company prevailed on the merits in the arbitration and expect to have that award upheld in Indian court, which would result in release of the Company’s portion of the escrowed money. The DGH’s request to vacate the arbitration award is scheduled to be heard by the court in India on July 15, 2020.
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

(9)    Details of Selected Balance Sheet Accounts
Inventories

A summary of inventories follows (in thousands):	March 31, 2020	December 31, 2019
Raw materials and subassemblies	$18,181	$18,509
Work-in-process	2,340	2,079
Finished goods	5,518	4,932
Less: reserve for excess and obsolete inventories	(13,219)	(13,333)
Inventories, net	$12,820	$12,187
Property, Plant and Equipment

A summary of property, plant and equipment follows (in thousands):	March 31, 2020	December 31, 2019
Buildings	$15,665	$15,486
Machinery and equipment	133,722	133,048
Seismic rental equipment	1,668	1,669
Furniture and fixtures	3,158	3,347
Other	29,955	31,142
Total	184,168	184,692
Less: accumulated depreciation	(134,909)	(134,951)
Less: impairment of long-lived assets	(36,553)	(36,553)
Property, plant and equipment, net	$12,706	$13,188
Total depreciation expense, including amortization of assets recorded under equipment finance leases, for both the three months ended March 31, 2020 and 2019 was $0.8 million. No impairment charge was recognized during the three months ended March 31, 2020 and 2019.
Multi-Client Data Library

The change in multi-client data library are as follows (in thousands):	March 31, 2020	December 31, 2019
Gross costs of multi-client data creation	$1,010,909	$1,007,762
Less: accumulated amortization	(824,421)	(816,401)
Less: impairments to multi-client data library	(132,144)	(130,977)
Multi-client data library, net	$54,344	$60,384
Total amortization expense for the three months ended March 31, 2020 and 2019 was $8.0 million and $11.1 million, respectively. For the three months ended March 31, 2020, the Company recognized an impairment to multi-client data library of $1.2 million. No impairment to multi-client data library was recognized during the three months ended March 31, 2019.

Goodwill

	E&P Technology & Services	Optimization Software & Services	Total
Balance at January 1, 2019	$2,943	$19,972	$22,915
Impact of foreign currency translation adjustments	—	670	670
Balance at December 31, 2019	2,943	20,642	23,585
Impairment of goodwill	—	(4,150)	(4,150)
Impact of foreign currency translation adjustments	—	(1,137)	(1,137)
Balance at March 31, 2020	$2,943	$15,355	$18,298
The Company assessed the relevant events and circumstances in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During the quarter, markets for oil and gas, as well as other commodities and equities, have experienced significant volatility and price declines amid concerns over the economic effects of the COVID-19 pandemic. As a result, the Company’s stock price experienced a significant decline during the first quarter of 2020. Based on these facts, the Company performed a goodwill impairment test at March 31, 2020 to determine if it was more likely than not that the fair value of certain reporting units were less than their carrying value.
The Company compared the fair value of each reporting unit against its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. The fair value of each reporting unit at March 31, 2020 was determined using a discounted cash flow model. The Company utilized a discount rate of 19% for both reporting units. The Company used reasonable assumptions based on historical data supplemented by anticipated market conditions and estimated growth rates. However, given the uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ which could result in additional impairment charge in the future.
The Company recorded an impairment charge of $4.2 million for the three months ended March 31, 2020 related to its Optimization Software & Services reporting unit, which is included within the Operations Optimization segment. No impairment charge was recognized for the E&P Technology Services reporting unit for the three months ended March 31, 2020.
(10)    Stockholder's Equity and Stock-Based Compensation Expense
Stock-Based Compensation
The total number of shares issued or reserved for future issuance under outstanding stock options at March 31, 2020 and 2019 was 669,209 and 778,875, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2020 and 2019 was 903,204 and 988,426, respectively. The total number of stock appreciation rights (“SARs”) awards outstanding at March 31, 2020 and 2019 was 937,597 and 1,305,013, respectively. The following table presents a summary of the activity related to stock options, restricted stock, restricted stock unit awards and SARs awards for the three months ended March 31, 2020:

	Stock Options	Restricted Stock and Unit Awards	Stock Appreciation Rights
	Number of Shares
Outstanding at December 31, 2019	689,209	908,754	954,679
Granted	—	67,500	—
Stock options and SARs exercised/restricted stock and unit awards vested	—	(16,089)	—
Cancelled/forfeited	(20,000)	(56,961)	(17,082)
Outstanding at March 31, 2020	669,209	903,204	937,597
Stock-based compensation expense recognized for the three months ended March 31, 2020 and 2019, totaled $0.6 million and $1.3 million, respectively. SARs (credit) expense recognized for the three months ended March 31, 2020 and 2019, totaled $(1.1) million and $4.5 million, respectively.

SARs awards are considered liability awards as they are ultimately settled in cash. As such, these amounts are incrementally accrued in the liability section of the condensed consolidated balance sheets over the service period. All of the Company’s currently outstanding SARs awards achieve vesting through both a market condition and a service condition. SARs awards that are fully vested under both conditions are measured at intrinsic value (i.e. the difference between the market price on the last day of the quarter and the strike price of the awards times the number of awards vested and outstanding) and marked to market each quarter until settled. SARs awards that are not fully vested are incrementally accrued over the service period and adjusted to their fair value each quarter until settled based on a valuation model. The Company calculated the fair value of each award at March 31, 2020 and December 31, 2019 using a Monte Carlo simulation model. The following assumptions were used:

Risk-free interest rates	1.9%
Expected lives (in years)	5.31
Expected dividend yield	—%
Expected volatility	79%
(11)    Lease Obligations
The Company leases offices, processing centers, warehouse spaces and, to a lesser extent, certain equipment. These leases have remaining terms of 1 year to 10 years, some of which have options to extend for up to 10 years and/or options to terminate within 1 year. The options to renew are not recognized as part of the Company’s right-of-use assets and operating lease liabilities as the Company is not reasonably certain that it will exercise these options. In January 2020, the Company amended its existing Houston, Texas headquarters lease agreement by extending the lease term to June 30, 2029 and surrendering back to the landlord floors for which the Company had previously vacated.
Total operating lease expense, including short-term lease expense was $2.5 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively.
Future maturities of lease obligations are as follows (in thousands):

For the year ending March 31,	Operating Leases	Finance Leases	Total
2021	$11,260	$1,254	$12,514
2022	9,618	443	10,061
2023	9,538	—	9,538
2024	6,783	—	6,783
2025	8,878	—	8,878
Thereafter	19,906	—	19,906
Total lease payments	65,983	1,697	67,680
Less imputed interest	(15,579)	(102)	(15,681)
Total	$50,404	$1,595	$51,999
The weighted average remaining lease term as of March 31, 2020 and December 31, 2019 was 5.37 years and 4.71 years, respectively. The weighted average discount rate used to determine the operating lease liability at March 31, 2020 and December 31, 2019 was 6.51% and 6.47%, respectively.

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$2,604	$3,156
Equipment finance leases	275	281
Equipment Finance Leases
The Company has entered into equipment finance leases that are due in installments for the purpose of financing the purchase of computer equipment through August 2021. Interest accrues under these leases at a rate of 8.7% per annum, and the leases are collateralized by liens on the computer equipment. The assets are amortized over the lesser of their related lease terms or their estimated useful lives and such charges are reflected within depreciation expense.

(12)    Supplemental Cash Flow Information and Non-cash Activity
Supplemental disclosure of cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for:
Interest	$160	$198
Income taxes	4,304	3,176

The following table is a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	March 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$42,663	$38,407
Restricted cash included in prepaid expenses and other current assets	—	398
Restricted cash included in other long-term assets	25	—
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$42,688	$38,805

(13)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, under which the fair value hierarchy prioritizes the inputs used to measure fair value. The three‑tiered hierarchy is summarized as follows:
Level 1—Quoted prices in active markets for identical assets and liabilities.
Level 2—Other significant observable inputs.
Level 3—Significant unobservable inputs.
Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, restricted cash, accounts and unbilled receivables, accounts payable and accrued multi-client data library royalties, represent their approximate fair value.
The carrying amounts of the Company’s long-term debt at March 31, 2020 and December 31, 2019 were $149.7 million and $123.4 million, respectively, compared to its fair values of $77.4 million and $116.6 million at March 31, 2020 and December 31, 2019, respectively. The fair value of the long-term debt was calculated using Level 2 inputs using significant observable data points for similar liabilities where estimated values are determined from observable transactions.
Fair value measurements are applied with respect to non-financial assets and liabilities when possible indicators of impairment exists, which would consist primarily of goodwill, multi-client data library and property, plant and equipment. The fair value of these assets is determined based on valuation techniques using the best information available and may include market comparables and discounted cash flow projections.
(14)    Condensed Consolidating Financial Information
The Second Lien Notes were issued by ION Geophysical Corporation and are guaranteed by Guarantors, all of which are wholly owned subsidiaries. The Guarantors have fully and unconditionally guaranteed the payment obligations of ION Geophysical Corporation with respect to the Second Lien Notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

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

	March 31, 2020
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,602	$54	$14,007	$—	$42,663
Accounts receivable, net	8	42,390	8,751	—	51,149
Unbilled receivables	—	5,206	3,150	—	8,356
Inventories, net	—	7,603	5,217	—	12,820
Prepaid expenses and other current assets	3,168	1,319	1,194	—	5,681
Total current assets	31,778	56,572	32,319	—	120,669
Deferred income tax asset	—	7,799	106	—	7,905
Property, plant and equipment, net	1,609	7,711	3,386	—	12,706
Multi-client data library, net	—	46,771	7,573	—	54,344
Investment in subsidiaries	855,539	274,923	—	(1,130,462)	—
Goodwill	—	—	18,298	—	18,298
Intercompany receivables	—	288,207	112,830	(401,037)	—
Right-of-use assets	22,699	14,572	4,895	—	42,166
Other assets	2,381	865	53	—	3,299
Total assets	$914,006	$697,420	$179,460	$(1,531,499)	$259,387
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$27,486	$1,160	$—	$—	$28,646
Accounts payable	2,008	40,192	1,627	—	43,827
Accrued expenses	13,536	8,371	7,171	—	29,078
Accrued multi-client data library royalties	—	21,209	215	—	21,424
Deferred revenue	—	3,610	1,272	—	4,882
Current maturities of operating lease liabilities	3,556	5,143	1,174	—	9,873
Total current liabilities	46,586	79,685	11,459	—	137,730
Long-term debt, net of current maturities	118,861	435	—	—	119,296
Operating lease liabilities, net of current maturities	21,900	14,283	4,348	—	40,531
Intercompany payables	766,521	—	—	(766,521)	—
Other long-term liabilities	395	38	—	—	433
Total liabilities	954,263	94,441	15,807	(766,521)	297,990
(Deficit) Equity:
Common stock	142	290,460	47,776	(338,236)	142
Additional paid-in capital	957,254	180,700	203,909	(384,609)	957,254
Accumulated earnings (deficit)	(976,554)	406,440	20,550	(426,990)	(976,554)
Accumulated other comprehensive income (loss)	(21,099)	4,238	(23,611)	19,373	(21,099)
Due from ION Geophysical Corporation	—	(278,859)	(86,625)	365,484	—
Total stockholders’ (deficit) equity	(40,257)	602,979	161,999	(764,978)	(40,257)
Noncontrolling interest	—	—	1,654	—	1,654
Total (deficit) equity	(40,257)	602,979	163,653	(764,978)	(38,603)
Total liabilities and (deficit) equity	$914,006	$697,420	$179,460	$(1,531,499)	$259,387

	December 31, 2019
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,426	$26	$24,613	$—	$33,065
Accounts receivable, net	8	19,493	10,047	—	29,548
Unbilled receivables	—	7,314	4,501	—	11,815
Inventories, net	—	6,902	5,285	—	12,187
Prepaid expenses and other current assets	3,292	1,513	1,207	—	6,012
Total current assets	11,726	35,248	45,653	—	92,627
Deferred income tax asset	402	8,417	(85)	—	8,734
Property, plant and equipment, net	786	8,112	4,290	—	13,188
Multi-client data library, net	—	54,479	5,905	—	60,384
Investment in subsidiaries	841,522	279,327	—	(1,120,849)	—
Goodwill	—	—	23,585	—	23,585
Intercompany receivables	—	287,692	99,884	(387,576)	—
Right-of-use assets	11,934	15,802	4,810	—	32,546
Other assets	1,171	905	54	—	2,130
Total assets	$867,541	$689,982	$184,096	$(1,508,425)	$233,194
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$972	$1,135	$—	$—	$2,107
Accounts payable	2,259	44,641	2,416	—	49,316
Accrued expenses	9,933	9,982	10,413	—	30,328
Accrued multi-client data library royalties	—	18,616	215	—	18,831
Deferred revenue	—	3,465	1,086	—	4,551
Current maturities of operating lease liabilities	4,429	5,469	1,157	—	11,055
Total current liabilities	17,593	83,308	15,287	—	116,188
Long-term debt, net of current maturities	118,618	734	—	—	119,352
Operating lease liabilities, net of current maturities	11,208	15,346	4,279	—	30,833
Intercompany payables	755,524	—	—	(755,524)	—
Other long-term liabilities	1,418	35	—	—	1,453
Total liabilities	904,361	99,423	19,566	(755,524)	267,826
(Deficit) Equity:
Common stock	142	290,460	47,776	(338,236)	142
Additional paid-in capital	956,647	180,700	203,909	(384,609)	956,647
Accumulated earnings (deficit)	(974,291)	396,793	18,837	(415,630)	(974,291)
Accumulated other comprehensive income (loss)	(19,318)	4,281	(21,907)	17,626	(19,318)
Due from ION Geophysical Corporation	—	(281,675)	(86,273)	367,948	—
Total stockholders’ (deficit) equity	(36,820)	590,559	162,342	(752,901)	(36,820)
Noncontrolling interest	—	—	2,188	—	2,188
Total (deficit) equity	(36,820)	590,559	164,530	(752,901)	(34,632)
Total liabilities and (deficit) equity	$867,541	$689,982	$184,096	$(1,508,425)	$233,194

	Three Months Ended March 31, 2020
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$40,422	$15,992	$—	$56,414
Cost of sales	—	21,800	5,103	—	26,903
Impairment of multi-client data library	—	1,167	—	—	1,167
Gross profit	—	17,455	10,889	—	28,344
Total operating expenses	8,120	6,980	6,918	—	22,018
Income (loss) from operations	(8,120)	10,475	3,971	—	6,326
Interest expense, net	(3,245)	(38)	62	—	(3,221)
Intercompany interest, net	(190)	(1,927)	2,117	—	—
Equity in earnings of investments	9,628	1,732	—	(11,360)	—
Other income (expense), net	1,385	—	(956)	—	429
Net income (loss) before income taxes	(542)	10,242	5,194	(11,360)	3,534
Income tax expense	1,721	595	3,558	—	5,874
Net income (loss)	(2,263)	9,647	1,636	(11,360)	(2,340)
Net loss attributable to noncontrolling interest	—	—	77	—	77
Net income (loss) attributable to ION	$(2,263)	$9,647	$1,713	$(11,360)	$(2,263)
Comprehensive net income (loss)	$(4,044)	$13,754	$4,082	$(17,913)	$(4,121)
Comprehensive loss attributable to noncontrolling interest	—	—	77	—	77
Comprehensive net income (loss) attributable to ION	$(4,044)	$13,754	$4,159	$(17,913)	$(4,044)

	Three Months Ended March 31, 2019
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$17,613	$19,343	$—	$36,956
Cost of sales	—	20,200	6,844	—	27,044
Gross profit (loss)	—	(2,587)	12,499	—	9,912
Total operating expenses	12,839	9,075	3,935	—	25,849
Income (loss) from operations	(12,839)	(11,662)	8,564	—	(15,937)
Interest expense, net	(3,166)	(49)	103	—	(3,112)
Intercompany interest, net	300	4,649	(4,949)	—	—
Equity in earnings (losses) of investments	(5,169)	2,001	—	3,168	—
Other income (expense), net	7	(122)	(677)	—	(792)
Net income (loss) before income taxes	(20,867)	(5,183)	3,041	3,168	(19,841)
Income tax expense (benefit)	493	(1,291)	2,205	—	1,407
Net income (loss)	(21,360)	(3,892)	836	3,168	(21,248)
Net income attributable to noncontrolling interest	—	—	(112)	—	(112)
Net income (loss) attributable to ION	$(21,360)	$(3,892)	$724	$3,168	$(21,360)
Comprehensive net income (loss)	$(20,390)	$(3,935)	$1,699	$2,348	$(20,278)
Comprehensive income attributable to noncontrolling interest	—		(112)	—	(112)
Comprehensive net income (loss) attributable to ION	$(20,390)	$(3,935)	$1,587	$2,348	$(20,390)

	Three Months Ended March 31, 2020
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$330	$(1,570)	$(5,726)	$(6,966)
Cash flows from investing activities:
Cash invested in multi-client data library	—	(5,382)	(4,286)	(9,668)
Purchase of property, plant and equipment	(398)	(98)	—	(496)
Net cash used in investing activities	(398)	(5,480)	(4,286)	(10,164)
Cash flows from financing activities:
Borrowings under revolving line of credit	27,000	—	—	27,000
Payments on notes payable and long-term debt	(485)	(275)	—	(760)
Intercompany lending	(6,289)	7,353	(1,064)	—
Other financing activities	(10)	—	—	(10)
Net cash provided by (used in) financing activities	20,216	7,078	(1,064)	26,230
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	470	470
Net increase (decrease) in cash, cash equivalents and restricted cash	20,148	28	(10,606)	9,570
Cash, cash equivalents and restricted cash at beginning of period	8,479	26	24,613	33,118
Cash, cash equivalents and restricted cash at end of period	$28,627	$54	$14,007	$42,688
The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	March 31, 2020
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$28,602	$54	$14,007	$42,663
Restricted cash included in other long-term assets	25	—	—	25
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$28,627	$54	$14,007	$42,688

	Three Months Ended March 31, 2019
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,216	$(825)	$11,007	$15,398
Cash flows from investing activities:
Investment in multi-client data library	—	(5,363)	(3,404)	(8,767)
Proceeds from sale (purchase) of property, plant and equipment	(24)	(48)	(735)	(807)
Net cash used in investing activities	(24)	(5,411)	(4,139)	(9,574)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(434)	(281)	—	(715)
Intercompany lending	(13,511)	6,495	7,016	—
Other financing activities	(239)	—	—	(239)
Net cash provided by (used in) financing activities	(14,184)	6,214	7,016	(954)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	81	81
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,992)	(22)	13,965	4,951
Cash, cash equivalents and restricted cash at beginning of period	14,085	47	19,722	33,854
Cash, cash equivalents and restricted cash at end of period	$5,093	$25	$33,687	$38,805
The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	March 31, 2019
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$4,695	$25	$33,687	$38,407
Restricted cash included in prepaid expenses and other current assets	398	—	—	398
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$5,093	$25	$33,687	$38,805

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe, and significantly reduced the availability of capital and liquidity from banks and other providers of credit. The E&P industry is facing the double impact of demand destruction from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly since the start of the year.  Brent crude oil prices, which are most relevant to ION’s internationally-focused business, dropped 66% during the first quarter from $66 on January 1, 2020 to $23 on March 31, 2020. While members of OPEC and other oil producing countries agreed to cut production in April 2020, oil prices nonetheless declined further to record low levels during the month. While commodity prices can be volatile, this sharp decline triggered E&P companies to reduce budgets and will likely curtail demand for some of our products and services. Spending on exploration tends to be among the most discretionary and is expected to bear some of the deepest cuts in percentage terms, although spending reductions in the offshore basins where we operate are projected to be less severe than onshore in the United States.
ION management expects continued portfolio rationalization and high grading as E&P companies seek to find the best return on investment opportunities to meet oil and gas demand in the next decade. Near-term, due to the impact of the COVID-19, project high grading will likely be more acute due to budget cuts. ION had already shifted its portfolio closer to reservoir, where revenue tends to be higher and more consistent. New Ventures data acquisition offshore and Software and related personnel-based offshore services are expected to be most impacted by COVID-19 travel restrictions. While offshore operations will be temporarily impacted by travel restrictions, we believe the demand for digitalization technologies will remain robust. In some cases, ION technology is expected to more relevant and valuable in the current environment, such as offerings that facilitate remote working.
While the duration and extent of COVID-19 is difficult to predict, ION recorded its highest first quarter revenues since 2014. A number of large multi-client contracts were closed in the first quarter 2020, some of which were delayed from the fourth quarter 2019, even after E&P market dynamics changed. ION worked closely with clients to assess the effect of E&P budget reductions to its business and took decisive action to proactively manage its business. To mitigate the impact of COVID-19 and oil price volatility, management implemented a plan to preserve cash and manage liquidity as follows:

•
Scaling down personnel costs and operating expenses by another $18.0 million during the remaining nine months of 2020, building on the over $20.0 million (net of severance expense of $3.1 million) of cuts made in January 2020. These further reductions are primarily through a variety of furlough programs and reduced compensation arrangements across ION’s worldwide workforce. ION executives have taken a 20% base salary reduction and a tiered reduction scheme has been cascaded to the rest of the worldwide workforce. ION’s board of directors has taken a 20% reduction in directors’ fees. In addition, ION has curtailed use of external contractors, decreased travel and event costs and implemented new systems and processes that more efficiently support its business.

•
Reducing capital expenditures to an estimated $20.0 million to $35.0 million (a portion of which will be pre-funded or underwritten by our customers), down from $35.0 million to $50.0 million, to reflect both reduced seismic demand and travel/border restrictions impacting new data acquisition offshore. The majority of capital expenditures relate to investments in multi-client data. This provides flexibility to aggressively reduce cash outflows while shifting to much lower cost reimaging programs.

•
Applied for various government assistance programs of which $6.9 million has been received in April 2020. Receipt of this $6.9 million allowed us to avoid further staff reductions while supporting our ongoing operations. Additional global government relief of between $2.0 million to $7.0 million may be possible.

•	Announced the sale of its interest in INOVA Geophysical for $12.0 million that is expected to close during the second half of the year, subject to regulatory approvals and other closing conditions.

•	Entered into a settlement agreement with WesternGeco ending the uncertainty surrounding the decade-long patent litigation. See Note 8 “Litigation” for further details.
•We reviewed our debt covenants and expect that we will remain in compliance for the next twelve months.
In addition, ION is launching new offerings to support remote working, exploring new business models and finding new ways to remotely engage with clients. While the global COVID-19 pandemic and decline in oil and gas prices will likely reduce demand for our products and services in the near-term, management believes the industry’s long-term prospects are favorable due to projections about the number of new conventional offshore discoveries required to meet long-term oil demand. Management believes that data and technology that improve decision-making, safety, efficiency or sustainability will continue to be valued, even in the current challenging market.

Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “DigiFIN” and “VectorSeis” refer to DigiFIN® and VectorSeis® registered marks owned by ION or INOVA Geophysical or their affiliates, and the terms “Marlin,” “Marlin SmartPort,” “Gator,” “SailWing,” and “4Sea” refers to the Marlin™, Marlin SmartPort™, Gator™, SailWing™ and 4Sea™ trademarks and service marks owned by ION.
ION is an innovative, asset light global technology company that delivers powerful data-driven decision-making offerings to offshore energy, ports and defense industries. We are entering a fourth industrial revolution where technology is fundamentally changing how decisions are made. Decision-making is shifting from what was historically an art to a science. Data, analytics and digitalization provide a step-change opportunity to translate information into insights, enabling our clients to enhance decisions, gain a competitive edge and deliver superior returns.
We have been a leading technology innovator for over 50 years. While the traditional focus of our cutting-edge technology has been on the exploration and production (“E&P”) industry, we are now broadening and diversifying our business into relevant adjacent markets such as offshore logistics, ports and harbors, defense and marine robotics. Our offerings are focused on improving subsurface knowledge to enhance E&P decision-making and improving situational awareness to optimize offshore operations. We serve customers in most major energy producing regions of the world from strategically located offices.
The Company is publicly listed on the New York Stock Exchange under the ticker IO. We are headquartered in Houston, Texas with regional offices around the world. We have approximately 470 employees, 41% of whom are in technical roles and 20% have advanced degrees.
We provide our services and products through two business segments: E&P Technology & Services and Operations Optimization. In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited (“INOVA Geophysical” or “INOVA”), a joint venture with BGP Inc. (“BGP”), a subsidiary of China National Petroleum Corporation (“CNPC”). BGP owns the remaining 51% equity interest in INOVA. See further discussion below on our agreement to sell our interest in INOVA.
Our E&P Technology & Services segment creates digital data assets and delivers services to help E&P companies improve decision-making, reduce risk and maximize value. Across the E&P lifecycle, our E&P offerings focus on driving customer decisions, such as which blocks to bid on and for how much, how to maximize portfolio value, where to drill wells or how to optimize production.
Our Operations Optimization segment develops mission-critical subscription offerings and provides engineering services that enable operational control and optimization offshore. This segment is comprised of our Optimization Software & Services and Devices offerings. While we primarily sell to service providers, we began selling existing technology to new customers in E&P, ports and harbors, defense and academic industries.
We historically conducted our land seismic equipment business through INOVA, which manufactures land seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks), and energy source controllers.
E&P Technology & Services. Our offerings are designed to help E&P companies improve decision-making, reduce risk and maximize value. Within our E&P Technology and Services segment, there are two synergistic groups: Imaging and Reservoir Services and Ventures.
Our Imaging and Reservoir Services group provides advanced data processing, imaging and reservoir services designed to maximize image quality and subsurface insights, helping E&P companies reduce exploration and production risk, evaluate and develop reservoirs, and increase production. Imaging and Reservoir Services continually develops and applies proprietary processing algorithms via its cutting-edge imaging engine to data owned or licensed by our customers to translate raw data into subsurface images. We continually enhance our novel workflows and invest in leading-edge infrastructure to efficiently deliver the best image quality.
While our Imaging and Reservoir Services group processes and images data for customers on a proprietary basis, most of these resources support our higher potential return multi-client business. The proprietary work we take on is complex, where our advanced technology is valued and where we closely collaborate with our customers to solve their toughest challenges, keeping our toolkit sharp. We maintain approximately 19 petabytes of digital seismic data storage in four global data centers, including a core data center located in Houston. We utilize a globally distributed network of Linux-cluster processing centers in combination with our major hubs in Houston and London to process seismic data using advanced, proprietary algorithms and workflows.

Our Ventures group leverages the world-class geoscience skills of the Imaging and Reservoir Services group to create global digital data assets that are licensed to multiple E&P companies to optimize their investment decisions. Our global data library consists of over 715,000 km of 2D and over 350,000 sq. km of 3D multi-client seismic data in virtually all major offshore petroleum provinces. Ventures provides services to manage multi-client or proprietary surveys, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. We focus on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, while outsourcing asset-intensive components (such as field acquisition) to experienced contractors.
We offer our services to customers on both a proprietary and multi-client (non-exclusive) basis. In both cases, a majority of our survey expenses are generally pre-funded by our customers, limiting our cost exposure. The period during which our multi-client surveys are being designed, acquired or processed is referred to as the “New Venture” phase. Once the New Venture phase is completed, they become part of our Data Library. For proprietary services, the customer has exclusive ownership of the data. For multi-client surveys, we generally retain ownership of or long-term exclusive marketing rights to the data and receive ongoing revenue from subsequent data license sales.
In our E&P Technology & Services segment, new venture revenues decreased compared to the first quarter of 2019. This decrease was more than offset by the significant increase in our data library revenues. We invested $9.7 million in our multi-client data library during the first quarter of 2020 and we expect investments in our multi-client data library to be in the range of $20.0 million to $30.0 million for 2020 (a portion of which will be pre-funded or underwritten by our customers) compared to the $28.8 million invested in 2019 and down from the $30.0 million to $40.0 million initial range for 2020 due to COVID-19.
At March 31, 2020, our E&P Technology & Services segment backlog, which consists of commitments for (i) Imaging and Reservoir Services work and (ii) new venture projects (both multi-client and proprietary) by our Ventures group underwritten by our customers, was $14.6 million compared to $18.9 million at December 31, 2019 and $29.3 million at March 31, 2019. The majority of our backlog relates to our multi-client seismic programs and our proprietary imaging and reservoir services work. We anticipate that most of our backlog will be recognized as revenue over the remainder of 2020.
In the E&P Technology & Services segment, to accelerate our shift in portfolio weighting from 2D to 3D, we restructured our multi-client business development and streamlined our product delivery strategy.
Over the last five years, we have made an effort to diversify our offerings across the E&P life cycle and move closer to the reservoir, where capital investment tends to be higher and more consistent. Historically, our data library was largely 2D exploration focused. We had not materially participated in 3D multi-client projects. As a result, our 3D revenues and data volumes only accounted for 3% of the market, giving us substantial upside growth potential. In 2019, we grew our 3D multi-client data library 56% to 350,000 sq. km. through cost effective, seamless reimaging of existing data. 37% of our 2019 revenue was from 3D multi-client sales, an offering that barely registered just four years ago. Our successful foray into 3D reimaging has given us credibility and experience in the 3D market segment, creating a pipeline of opportunities for new 3D towed streamer and/or seabed programs we have not seen prior. We also completed development of enabling technologies like our Enhanced Frequency Source and 4Sea ocean bottom platform to further increase the likelihood of our participation success in new 3D multi-client programs.
Operations Optimization. Our Operations Optimization segment develops mission-critical subscription offerings and provides engineering services that enable operational control and optimization offshore. Our advanced systems improve situational awareness, communication and risk management to enable rapid and informed decisions in challenging offshore environments. Our industry-leading mission management, navigation, communications and sensing technologies enable the operations of modern 3D operations.
This segment is comprised of our Optimization Software & Services and Devices offerings. While we primarily sell to oil and gas service providers, we began selling existing technology to new customers in E&P, ports and harbors, defense and academic industries. Service providers rely on our industry-leading marine imaging systems and services to acquire the highest quality data - safely and efficiently - in both towed streamer and seabed operations. Our integrated technology platforms combined with advanced prediction tools enable safer, more efficient surveys.
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

Our Devices group develops intelligent equipment controlled by our software to optimize operations. Our Devices group develops, manufactures and repairs marine towed streamer and seabed data acquisition technology, sensors and compasses which have been deployed in marine robotics, defense, E&P and other commercial applications.
Our Operations Optimization revenues were consistent compared to the first quarter of 2019.
It is our view that technologies that provide a competitive advantage through improved imaging, lower costs, higher productivity, or enhanced safety will continue to be valued in our marketplace. We believe that our newest technologies, such as Marlin and 4Sea, will continue to attract customer interest because these technologies are designed to deliver those desirable attributes.
INOVA Geophysical. INOVA manufactures land acquisition systems, including the G3i HD, Hawk and Quantum recording platforms, land source products, including the AHV-IV series, UNIVIB®, and UNIVIB 2 vibroseis vehicles, and source controllers and multicomponent sensors, including the VectorSeis digital 3C receivers. We wrote our investment in INOVA down to zero in 2014.
In March 2020, we announced that we had entered into an agreement to sell our 49% ownership interest in INOVA for a total consideration of $12.0 million. The transaction is expected to close in the second half of the year, subject to regulatory approvals and other closing conditions.
WesternGeco Litigation Settlement
On April 7, 2020, we entered into a settlement agreement with WesternGeco that ended the ongoing litigation.
Pursuant to the settlement agreement, WesternGeco granted us a license to the underlying patents, lifted the injunction that prevented us from manufacturing DigiFIN in the United States and, on April 13, 2020, the District Court permanently dismissed the pending lawsuit.
In exchange, we agreed to pay WesternGeco a settlement based on future revenues from our multi-client data library, consisting of 1) small percentage of 2-D multi-client late sales for a ten-year period, and 2) the transfer of a majority of our revenue share relating to the parties’ existing joint multi-client reimaging programs offshore Mexico. (WesternGeco will receive 90%, instead of 50%, of Net Revenues from the program, except that the revenue share for the Perdido South portion of the program shall remain 50/50). A copy of the settlement agreement is filed as an exhibit to this Form 10-Q.
See Note 8 “Litigation” of Footnotes to Unaudited Condensed Financial Statements” and Part II - Item 1. “Legal Proceedings” for further details.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our two business segments for the three months ended March 31, 2020, compared to the same period of 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share data)
Net revenues:
E&P Technology & Services:
New Venture	$1,441	$13,471
Data Library	40,131	9,948
Total multi-client revenues	41,572	23,419
Imaging and Reservoir Services	4,942	3,684
Total	46,514	27,103
Operations Optimization:
Optimization Software & Services	4,427	5,033
Devices	5,473	4,820
Total	9,900	9,853
Total net revenues	$56,414	$36,956

	Three Months Ended March 31,
	2020		2019
Gross profit (loss):
E&P Technology & Services	$23,730	(a)	$5,440
Operations Optimization	4,614		4,516
Segment gross profit	28,344		9,956
Other	—		(44)
Total gross profit	$28,344		$9,912
Gross margin:
E&P Technology & Services	51%		20%
Operations Optimization	47%		46%
Total gross margin	50%		27%
Income (loss) from operations:
E&P Technology & Services	$17,952	(a)	$(1,615)
Operations Optimization	(3,259)	(b)	170
Support and other	(8,367)		(14,492)
Income (loss) from operations	$6,326		$(15,937)
Operating margin:
E&P Technology & Services	39%		(6)%
Operations Optimization	(33)%		2%
Support and other	(15)%		(39)%
Total operating margin	11%		(43)%

Net loss attributable to ION	$(2,263)		$(21,360)
Special items:	6,975	(c)	4,460	(d)
Net income (loss) attributable to ION, as adjusted	$4,712		$(16,900)

Net loss per share:
Basic	$(0.16)		$(1.52)
Diluted	$(0.16)		$(1.52)

Net income (loss) per share as adjusted:
Basic	$0.33		$(1.20)
Diluted	$0.33		$(1.20)

Weighted average number of common shares outstanding:
Basic	14,230		14,033
Diluted	14,230		14,033
(a) Includes impairment of multi-client data library of $1.2 million for the three months ended March 31, 2020.
(b) Includes impairment of goodwill of $4.2 million for the three months ended March 31, 2020.
(c) Represents impairment of goodwill of $4.2 million, severance expense of $3.1 million, impairment of multi-client data library of $1.2 million and related income tax benefit of $0.4 million, partially offset by stock appreciation right awards credit of $1.1 million.
(d) Represents stock appreciation right awards expense in the first quarter of 2019.

We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes. The financial results are reported in accordance with Generally Accepted Accounting Principles (“GAAP”). However, management believes that certain non-GAAP performance measures may provide users of this financial information, additional meaningful comparisons between current results and results in prior operating periods. One such non-GAAP financial measure is Net income (loss) attributable to ION as adjusted or adjusted net income (loss), which excludes certain charges or amounts. This adjusted net income (loss) amount is not a measure of financial performance under GAAP. Accordingly, it should not be considered as a substitute for income (loss) from operations, net income (loss) or other income data prepared in accordance with GAAP.
For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Our consolidated net revenues of $56.4 million for the three months ended March 31, 2020 (the “Current Quarter”) increased by $19.5 million, or 53%, compared to consolidated net revenues of $37.0 million for the three months ended March 31, 2019 (the “Comparable Quarter”). Our total gross margin was 50% in the Current Quarter, as compared to 27% in the Comparable Quarter. For the Current Quarter, our income from operations was $6.3 million, compared to a loss of $15.9 million for the Comparable Quarter.
Net loss for the Current Quarter was $2.3 million, or $0.16 loss per share, compared to $21.4 million, or $1.52 loss per share, for the Comparable Quarter. Adjusted net income for the Current Quarter was $4.7 million, or $0.33 per share, compared to an adjusted net loss of $16.9 million, or $1.20 loss per share for the Comparable Quarter.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Quarter increased by $19.4 million, or 72%, to $46.5 million, compared to $27.1 million for the Comparable Quarter. Within the E&P Technology & Services segment, total multi-client revenues were $41.6 million, an increase of 78%. This increase was driven by increased sales of global 2D data library, partly offset by a reduction in new venture revenues. Imaging and Reservoir Services revenues were $4.9 million, a $1.3 million increase compared to the Comparable Quarter resulting from working through existing backlog. The Current Quarter reflects a gross profit of $23.7 million, representing a 51% gross margin, compared to a gross profit of $5.4 million, or 20% gross margin, in the Comparable Quarter. These improvements in gross profit and margin were due to an increase in our Data Library revenues.
Operations Optimization — Total net revenues for the Current Quarter are consistent with the Comparable Quarter. Optimization Software & Services net revenues for the Current Quarter decreased by $0.6 million, or 12% to $4.4 million, compared to $5.0 million for the Comparable Quarter is due to reduced command and control hardware sales, and to a lesser extent, COVID-19 reduced seismic activity and associated services demand. Devices net revenues for the Current Quarter increased by $0.7 million, or 14%, to $5.5 million, compared to $4.8 million for the Comparable Quarter primarily due to an increase in sales of towed streamer equipment spares and repairs. The Current Quarter reflects a gross profit of $4.6 million, representing a 47% gross margin compared to a gross profit of $4.5 million, representing a 46% gross margin for the Comparable Quarter.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense were $4.0 million for the Current Quarter, a decrease of $1.4 million, or 25% compared to $5.4 million for the Comparable Quarter primarily due to the cost cutting initiative implemented during the quarter.
Marketing and Sales — Marketing and sales expense were $4.9 million for the Current Quarter, a decrease of $0.9 million, or 16% compared to $5.8 million for the Comparable Quarter primarily due to the cost cutting initiative implemented during the quarter.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $9.0 million for the Current Quarter, a decrease of $5.7 million, or 39% compared to $14.7 million for the Comparable Quarter primarily due to the cost cutting initiative implemented during the quarter as well as decrease in stock appreciation rights expense partly offset by an increase in severance expense.
Other Items
Interest Expense, Net — Interest expense, net, was $3.2 million for the Current Quarter compared to $3.1 million for the Comparable Quarter. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Income Tax Expense — Income tax expense for the Current Quarter was $5.9 million compared to $1.4 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 166.2% and (7.1)%, respectively. The income tax expense for the Current Quarter and Comparable Quarter primarily relates to results generated by our non-U.S. businesses. The income tax expense for the Current Quarter includes $2.2 million of valuation allowance related to our non-U.S. businesses. Our effective tax rates for the Current Quarter and Comparable Quarter were negatively impacted by the change in valuation allowances related to U.S and certain foreign operating losses. See further discussion of establishment of the deferred tax valuation allowance at Note 7 “Income Taxes” of Footnotes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Sources of Capital
As of March 31, 2020, we had total liquidity of $53.8 million, consisting of $42.7 million of cash on hand and $11.1 million of remaining borrowing capacity under our Credit Facility. In response to the market uncertainty resulting from the COVID-19 pandemic combined with weaker oil and gas prices, in March we drew $27.0 million under our Credit Facility that remains outstanding and in our cash balances. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of March 31, 2020, we had negative working capital of $17.0 million compared to $23.6 million as of December 31, 2019. Working capital requirements are primarily driven by our investment in our multi-client data library ($9.7 million in the Current Quarter and $20.0 million to $30.0 million expected, for the full year, a portion of which will be pre-funded or underwritten by our customers) and royalty payments for multi-client sales. Whether planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, and careful monitoring of our levels of liquidity. Also, our headcount has traditionally been a significant driver of our working capital needs. Our headcount decreased to 470 employees as of March 31, 2020 from 520 employees as of December 31, 2019 resulting from our cost reduction initiative in January 2020. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which requires cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses, including stock appreciation awards, typically in advance of related revenue billings and collections.
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
The maximum amount under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library. As of March 31, 2020, there was $27.0 million outstanding indebtedness under the Credit Facility and the undrawn remaining borrowing base capacity was $11.1 million. The maturity of the Credit Facility will accelerate to October 31, 2021 if we are unable to repay or extend the maturity of the Second Lien Notes.
The Credit Facility requires us to maintain compliance with various covenants. At March 31, 2020, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see above Note 5 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.
Senior Secured Notes
As of March 31, 2020, ION Geophysical Corporation’s 9.125% Senior Secured Second Priority Notes due December 2021 (the “Second Lien Notes”) had an outstanding aggregate principal amount of $120.6 million and are senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary. Interest on the Second Lien Notes is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
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
At March 31, 2020, we were in compliance with all of the covenants under the Second Lien Notes.
On or after December 15, 2019, we may, on one or more occasions, redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.50%
2020	103.50%
2021	100.00%
Meeting our Liquidity Requirements
At March 31, 2020, our total outstanding indebtedness (including equipment finance leases) was approximately $147.9 million, consisting primarily of approximately $120.6 million outstanding Second Lien Notes, $1.6 million of equipment finance leases and other short-term debt, partially offset by $1.7 million of debt issuance costs. In response to the market uncertainty resulting from COVID-19 pandemic combined with weaker oil and gas prices, in March we drew $27.0 million under our Credit Facility which remains outstanding and in our cash balances.
For the Current Quarter, total capital expenditures, including the investments in our multi-client data library, were $10.2 million. We expect that our total capital expenditures, primarily related to investments in our multi-client data library, this year to be in the range of $20.0 million to $35.0 million, a portion of which will be pre-funded or underwritten by our customers. Whether planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, and careful monitoring of our levels of liquidity.
While the duration and extent of COVID-19 is difficult to predict, we recorded its highest first quarter revenues since 2014. A number of large multi-client contracts were closed in the first quarter 2020, some of which were delayed from the fourth quarter 2019, even after E&P market dynamics changed. ION worked closely with clients to assess the effect of E&P budget reductions to our business and took decisive action to proactively manage its business. To mitigate the impact of COVID-19 and oil price volatility, management implemented a plan to preserve cash and manage liquidity as follows:

•
Scaling down personnel costs and operating expenses by another $18.0 million during the remaining nine months of 2020, building on the over $20.0 million (net of severance expense of $3.1 million) of cuts made in January 2020. These further reductions are primarily through a variety of furlough programs and reduced compensation arrangements across ION’s worldwide workforce. ION executives have taken a 20% base salary reduction and a tiered reduction scheme has been cascaded to the rest of the worldwide workforce. ION’s board of directors has taken a 20%

reduction in directors’ fees. In addition, ION has curtailed use of external contractors, decreased travel and event costs and implemented new systems and processes that more efficiently support its business.

•
Reducing capital expenditures to an estimated $20.0 million to $35.0 million (a portion of which will be pre-funded or underwritten by our customers), down from $35.0 million to $50.0 million, to reflect both reduced seismic demand and travel/border restrictions impacting new data acquisition offshore. The majority of capital expenditures relate to investments in multi-client data. This provides flexibility to aggressively reduce cash outflows while shifting to much lower cost reimaging programs.

•
Applied for various government assistance programs of which $6.9 million has been received in April 2020. Receipt of this $6.9 million allowed us to avoid further staff reductions while supporting our ongoing operations. Additional global government relief of between $2.0 million to $7.0 million may be possible.

•	Announced the sale of its interest in INOVA Geophysical for $12.0 million that is expected to close during the second half of the year, subject to regulatory approvals and other closing conditions.

•	Entered into a settlement agreement with WesternGeco ending the uncertainty surrounding the decade-long patent litigation. See Note 8 “Litigation” for further details.
•In addition, we reviewed our debt covenants and expect that we will remain in compliance for the next twelve months.
We believe that the above plan, which includes the use of government assistance programs, along with our existing cash balance, and the undrawn remaining borrowing capacity under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next twelve months.
Cash Flow from Operations
In the Current Period, we used $7.0 million of cash from operating activities compared to cash generated from operating activities of $15.4 million for the Comparable Period. This was driven primarily by an increase in our accounts receivables related to significantly increased current quarter sales, that a majority are expected to be collected during the second quarter and payments of our payables in the Current Period.
Cash Flow from Investing Activities
Cash used in investing activities was $10.2 million in the Current Period compared to $9.6 million for the Comparable Period. The principal uses of cash in our investing activities during the Current Quarter were $9.7 million invested in our multi-client data library and $0.5 million for capital expenditures related to property, plant and equipment.
The principal use of cash in our investing activities during the Comparable Quarter were $8.8 million invested in our multi-client data library and $0.8 million for capital expenditures related to property, plant and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities was $26.2 million in the Current Period, compared to net cash used in financing activities of $1.0 million for the Comparable Quarter. Cash provided by financing activities was related to $27.0 million of drawdown on our credit facility partly offset by $0.8 million of payments of long-term debt, including equipment finance leases in the Current Quarter.
The net cash used in financing activities during the Comparable Quarter was related to $0.7 million of payments of long-term debt, including equipment finance leases in the Comparable Quarter.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our cost of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the second half of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for a complete discussion of our significant accounting policies and estimates.

Foreign Sales Risks
The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer. For the Current and Comparable Periods, international sales comprised 44% and 81%, respectively, of total net revenues.

	Three Months Ended March 31,
	2020	2019
Net revenues by geographic area:	(In thousands)
North America	$31,810	$7,157
Latin America	9,804	13,531
Asia Pacific	9,288	1,867
Europe	3,810	10,392
Middle East	954	1,359
Africa	591	2,389
Other	157	261
Total	$56,414	$36,956
Credit Risks
For the three months ended March 31, 2020, we had two customers with sales that each exceeded 10% of the Company’s consolidated net revenues. For three months ended March 31, 2019, we had one customer with sales that exceeded 10% of the Company’s consolidated net revenues.
We routinely evaluate the financial stability and creditworthiness of our customers. At March 31, 2020, we had one customer with balances that accounted for 51% of our total combined accounts receivable and unbilled receivable balances. At March 31, 2019, we had two customers with a combined balance that accounted for 26% of our total combined accounts receivable and unbilled receivable balances.
The loss of these customers or deterioration in our relationship with these customers could have a material adverse effect on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the Current Quarter.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
WesternGeco
Settlement
On April 7, 2020, we entered into a settlement agreement with WesternGeco that ended the ongoing litigation.
Pursuant to the settlement agreement, WesternGeco granted us a license to the underlying patents, lifted the injunction that prevented us from manufacturing DigiFIN in the United States and, on April 13, 2020, the District Court permanently dismissed the pending lawsuit.
In exchange, we agreed to pay WesternGeco a settlement based on future revenues from our multi-client data library, consisting of 1) small percentage of 2-D multi-client late sales for a ten-year period, and 2) the transfer of a majority of our revenue share relating to the parties’ existing joint multi-client reimaging programs offshore Mexico. (WesternGeco will receive 90%, instead of 50%, of Net Revenues from the program, except that the revenue share for the Perdido South portion of the program shall remain 50/50). A copy of the settlement agreement is filed as an exhibit to this Form 10-Q.
Background
In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas (the “District Court”). In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleged that we infringed four of their patents concerning marine seismic surveys.
Trial began in July 2012, and the jury returned a verdict in August 2012. The jury found that we infringed the six “claims” contained in four of WesternGeco’s patents by supplying our DigiFIN lateral streamer control units from the United States. (In patent law, a “claim” is a technical legal term; an infringer infringes on one or more “claims” of a given patent.)
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
The balance of the judgment against us ($98.0 million, representing lost profits from surveys performed by our customers outside of the United States, plus interest) was vacated by the United States Court of Appeals for the Federal Circuit, and a new trial ordered, to determine what lost profit damages, if any, WesternGeco was entitled to.
As noted above, the lawsuit has been dismissed in accordance with the parties’ settlement agreement.
Our assessments disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. See Note 8 “Litigation” of Notes to Condensed Consolidated Financial Statements.
Other Litigation
In July 2018, we prevailed in an arbitration that we initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to our ability to continue to license data under our IndiaSPAN program.  The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, we were ordered to escrow approximately $4.5 million in sales proceeds that we had received in respect of sales from our IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. We challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered us to comply with it which would have required us to deposit approximately $4.5 million in escrow in late February 2020. Since then, we received a court order deferring the deadline for depositing the required amount in escrow from late February 2020 to late March 2020. We prepared a petition to file with the court to request that the March 2020 deadline be extended due to the changes to our business, and to the markets, that have been spurred by the COVID-19 pandemic (other than for emergencies) and are not accepting filings. We were unable to file the application because the courts in India are closed due to the pandemic. We served a copy of our draft petition on the DGH’s counsel and intend to file it as soon as the courts re-open and resume accepting filings. We prevailed on the merits in the arbitration and expect to have that award upheld in Indian court, which would result in release of our portion of the escrowed money. The DGH’s request to vacate the arbitration award is scheduled to be heard by the court in India on July 15, 2020.

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
The COVID-19 pandemic has adversely affected our business; the ultimate effect on our operations and financial condition will depend on future developments that are highly uncertain.
The COVID-19 pandemic has adversely affected the global economy.  It has disrupted supply chains, caused downward pressure on stock prices, depressed the demand for many goods and services, and created significant volatility in the financial markets. The pandemic has also resulted in travel restrictions, business closures and other restrictions on movement and interactions in many locations.  There has been a significant reduction in the demand for oil, and a significant drop in the price of oil. If the reduced demand and reduced prices continue for a prolonged period, our operations, financial condition, and cash flows may be materially and adversely affected.
Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, whether because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.
We have already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations.  Currently around 95% of our workforce is working from home. The notable exception to this is our manufacturing operations in Louisiana; currently, employees are not restricted by the government from reporting to work in Louisiana, but they are subject to enhanced safety precautions. The extent to which the COVID-19 pandemic will adversely affect our business, results of operations, and financial condition will depend on future developments that are highly uncertain. The course, scope and duration of the pandemic, and actions taken by governmental authorities and other third parties in response to the pandemic, cannot be predicted.
Crude oil prices have declined significantly in 2020 and, if oil prices fail to rebound, our operations and financial condition may be materially and adversely affected.
In the first quarter of 2020, crude oil prices fell dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and an increase in global production.  While members of OPEC and other oil producing countries agreed to certain production cuts in April 2020, these cuts are not expected to offset near-term demand loss attributable to the COVID-19 pandemic. If crude oil prices fail to rebound for a prolonged period, our operations, financial condition, and cash flows may be materially and adversely affected.
We face a significant debt maturity in December 2021.
Our $120.6 million aggregate principal amount of Senior Secured Second-Priority Lien notes mature on December 15, 2021. If our cash flows from operations and other capital resources are insufficient to pay off such notes, we may face substantial liquidity problems and may be forced to reduce or delay investments, dispose of material assets or operations, or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results or operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2020, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2020 to January 31, 2020	—	$—	Not applicable	Not applicable
February 1, 2020 to February 29, 2020	—	$—	Not applicable	Not applicable
March 1, 2020 to March 31, 2020	750	$3.52	Not applicable	Not applicable
Total	750	$3.52

Item 5. Other Information
None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended, filed on November 3, 2016 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q and incorporated by reference.

3.2	Amended and Restated Bylaws of ION Geophysical Corporation filed on September 24, 2007 as Exhibit 3.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

4.1
Indenture, dated May 13, 2013, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Trust, National Association, as trustee, and U.S. Bank, National Association, as collateral agent, filed on May 13, 2013 as Exhibit 4.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

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

10.1	ION and WesternGeco Settlement Agreement dated April 7, 2020.*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2020 and 2019 and (vi) Footnotes to Condensed Consolidated Financial Statements.

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
(Registrant)

By	/s/ Mike Morrison
Mike Morrison
Executive Vice President and Interim Chief Financial Officer
Date: May 7, 2020