Form 10-Q
period 2020-09-30
ION GEOPHYSICAL CORP
filed 2020-11-05
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-12691
ION GEOPHYSICAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	22-2286646
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2105 CityWest Blvd. Suite 100
Houston, Texas 77042-2855
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
Yes ☐    No  ☒
At November 2, 2020, there were 14,993,474 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,056	$33,065
Accounts receivable, net	8,288	29,548
Unbilled receivables	9,629	11,815
Inventories, net	11,873	12,187
Prepaid expenses and other current assets	5,861	6,012
Total current assets	86,707	92,627
Deferred income tax asset, net	8,092	8,734
Property, plant and equipment, net	11,227	13,188
Multi-client data library, net	53,289	60,384
Goodwill	18,684	23,585
Right-of-use assets	37,730	32,546
Other assets	2,136	2,130
Total assets	$217,865	$233,194
LIABILITIES AND DEFICIT
Current liabilities:
Current maturities of long-term debt	$23,527	$2,107
Accounts payable	35,107	49,316
Accrued expenses	29,197	30,328
Accrued multi-client data library royalties	20,534	18,831
Deferred revenue	2,156	4,551
Current maturities of operating lease liabilities	6,727	11,055
Total current liabilities	117,248	116,188
Long-term debt, net of current maturities	119,349	119,352
Operating lease liabilities, net of current maturities	40,380	30,833
Other long-term liabilities	412	1,453
Total liabilities	277,389	267,826
Deficit:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 14,315,453 and 14,224,787 shares at September 30, 2020 and December 31, 2019, respectively.	144	142
Additional paid-in capital	958,189	956,647
Accumulated deficit	(998,380)	(974,291)
Accumulated other comprehensive loss	(21,012)	(19,318)
Total stockholders’ deficit	(61,059)	(36,820)
Noncontrolling interest	1,535	2,188
Total deficit	(59,524)	(34,632)
Total liabilities and deficit	$217,865	$233,194
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Service revenues	$10,202	$41,990	$73,234	$100,525
Product revenues	6,032	11,249	22,145	31,445
Total net revenues	16,234	53,239	95,379	131,970
Cost of services	11,491	22,690	47,033	61,931
Cost of products	3,454	5,261	12,962	15,256
Impairment of multi-client data library	—	—	1,167	—
Gross profit	1,289	25,288	34,217	54,783
Operating expenses:
Research, development and engineering	2,899	4,878	9,943	15,421
Marketing and sales	2,811	5,591	8,888	17,444
General, administrative and other operating expenses	6,743	10,961	21,546	36,550
Impairment of goodwill	—	—	4,150	—
Total operating expenses	12,453	21,430	44,527	69,415
Income (loss) from operations	(11,164)	3,858	(10,310)	(14,632)
Interest expense, net	(3,669)	(3,155)	(10,304)	(9,378)
Other income (expense), net	(525)	(242)	6,675	(938)
Income (loss) before income taxes	(15,358)	461	(13,939)	(24,948)
Income tax expense	1,056	3,790	9,982	7,916
Net loss	(16,414)	(3,329)	(23,921)	(32,864)
Less: Net income attributable to noncontrolling interest	(193)	(394)	(168)	(841)
Net loss attributable to ION	$(16,607)	$(3,723)	$(24,089)	$(33,705)
Net loss per share:
Basic	$(1.16)	$(0.26)	$(1.69)	$(2.39)
Diluted	$(1.16)	$(0.26)	$(1.69)	$(2.39)
Weighted average number of common shares outstanding:
Basic	14,278	14,181	14,255	14,104
Diluted	14,278	14,181	14,255	14,104
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net loss	$(16,414)	$(3,329)	$(23,921)	$(32,864)
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	772	(1,028)	(1,743)	(998)
Comprehensive net loss	(15,642)	(4,357)	(25,664)	(33,862)
Comprehensive income attributable to noncontrolling interest	(144)	(394)	(119)	(841)
Comprehensive net loss attributable to ION	$(15,786)	$(4,751)	$(25,783)	$(34,703)
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,921)	$(32,864)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	2,936	2,903
Amortization of multi-client data library	16,674	29,787
Stock-based compensation expense	1,637	3,736
Impairment of multi-client data library	1,167	—
Impairment of goodwill	4,150	—
Amortization of government relief funding expected to be forgiven	(6,923)	—
Deferred income taxes	237	(1,248)
Changes in operating assets and liabilities:
Accounts receivable	21,065	2,115
Unbilled receivables	1,181	12,772
Inventories	77	729
Accounts payable, accrued expenses and accrued royalties	(6,429)	1,528
Deferred revenue	(2,246)	(2,398)
Other assets and liabilities	3,563	2,244
Net cash provided by operating activities	13,168	19,304
Cash flows from investing activities:
Investment in multi-client data library	(19,841)	(21,225)
Purchase of property, plant and equipment	(865)	(1,272)
Net cash used in investing activities	(20,706)	(22,497)
Cash flows from financing activities:
Borrowings under revolving line of credit	27,000	15,000
Payments under revolving line of credit	(4,500)	(15,000)
Proceeds from government relief funding	6,923	—
Payments on notes payable and long-term debt	(1,814)	(1,960)
Dividend payment to noncontrolling interest	(217)	—
Other financing activities	(91)	(655)
Net cash provided by (used in) financing activities	27,301	(2,615)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	501	151
Net increase (decrease) in cash, cash equivalents and restricted cash	20,264	(5,657)
Cash, cash equivalents and restricted cash at beginning of period	33,118	33,854
Cash, cash equivalents and restricted cash at end of period	$53,382	$28,197
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
(In thousands, except shares)	Shares	Amount
Balance at July 1, 2020	14,245,829	$142	$957,746	$(981,773)	$(21,833)	$1,608	$(44,110)
Comprehensive income (loss):
Net (loss) income	—	—	—	(16,607)	—	193	(16,414)
Translation adjustments	—	—	—	—	821	(49)	772
Dividend payment to noncontrolling interest	—	—	—	—	—	(217)	(217)
Stock-based compensation expense	—	—	543	—	—	—	543
Exercise of stock options	—	—	—	—	—	—	—
Vesting of restricted stock units/awards	111,094	2	(2)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(41,470)	—	(98)	—	—	—	(98)
Balance at September 30, 2020	14,315,453	$144	$958,189	$(998,380)	$(21,012)	$1,535	$(59,524)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
(In thousands, except shares)	Shares	Amount
Balance at January 1, 2020	14,224,787	$142	$956,647	$(974,291)	$(19,318)	$2,188	$(34,632)
Comprehensive income (loss):
Net (loss) income	—	—	—	(24,089)	—	168	(23,921)
Translation adjustments	—	—	—	—	(1,694)	(604)	(2,298)
Dividend payment to noncontrolling interest	—	—	—	—	—	(217)	(217)
Stock-based compensation expense	—	—	1,637	—	—	—	1,637
Exercise of stock options	5,000	—	15	—	—	—	15
Vesting of restricted stock units/awards	128,183	2	(2)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(42,517)	—	(108)	—	—	—	(108)
Balance at September 30, 2020	14,315,453	$144	$958,189	$(998,380)	$(21,012)	$1,535	$(59,524)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
(In thousands, except shares)	Shares	Amount
Balance at July 1, 2019	14,171,561	$142	$954,904	$(956,074)	$(20,412)	$2,059	$(19,381)
Comprehensive income (loss):
Net (loss) income	—	—	—	(3,723)		394	(3,329)
Translation adjustment	—	—	—		(1,028)	(169)	(1,197)
Stock-based compensation expense	—	—	905	—	—	—	905
Exercise of stock options	58,400	—	26	—	—	—	26
Vesting of restricted stock units/awards	1,066	—	—	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(29,377)	—	(130)	—	—	—	(130)
Balance at September 30, 2019	14,201,650	$142	$955,705	$(959,797)	$(21,440)	$2,284	$(23,106)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Deficit
(In thousands, except shares)	Shares	Amount
Balance at January 1, 2019	14,015,615	$140	$952,626	$(926,092)	$(20,442)	$1,592	$7,824
Comprehensive income (loss):
Net (loss) income	—	—	—	(33,705)	—	841	(32,864)
Translation adjustment	—	—	—	—	(998)	(149)	(1,147)
Stock-based compensation expense	—	—	3,736	—	—	—	3,736
Exercise of stock options	82,900	1	102	—	—	—	103
Vesting of restricted stock units/awards	202,697	2	(2)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(99,562)	(1)	(757)	—	—	—	(758)
Balance at September 30, 2019	14,201,650	$142	$955,705	$(959,797)	$(21,440)	$2,284	$(23,106)
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)    Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2019, has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at September 30, 2020, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders' deficit for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, are unaudited. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim period have been included. Interim results are not necessarily indicative of the operating results for a full year or of future operations. Intercompany transactions and balances have been eliminated.
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
Overview
The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe, and significantly reduce the availability of capital and liquidity from banks and other providers of credit. The exploration and production (“E&P”) industry is facing the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly since the start of the year. Brent crude oil prices, which are most relevant to ION’s internationally focused business, dropped 66% during the first quarter from $66 on January 1, 2020 to $23 on March 31, 2020. By the end of the second quarter, Brent crude oil prices rebounded to $41 per barrel benefiting from increased global demand as pandemic restrictions started to ease and decreased production. Brent crude oil prices have remained relatively stable at that level throughout the third quarter. While the consistency is beneficial, prices are significantly lower compared to the start of the year. The record production cut agreed to by OPEC and other oil producing countries was extended through December 2020 in an effort to stabilize oil prices by limiting supply.
The dramatic commodity price decline earlier this year triggered E&P companies to reduce budgets and delay near-term spending, but also provided a catalyst to drive necessary cost restructuring and digital transformation of the E&P ecosystem. ION is focused on offshore international markets, which have been less steeply impacted than onshore North America. However, exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. There has been a material slowdown in offshore seismic spending during the second and third quarters, and while we are seeing signs that could improve during the fourth quarter, we expect the market to remain challenging into 2021.
The Company expects continued portfolio rationalization and high grading as E&P companies seek to find the best return on investment opportunities to meet oil and gas demand in the next decade. Near-term, due to the impact of the COVID-19, project high grading will likely be more acute due to budget reductions. Over the last several years, the Company has already strategically shifted its portfolio closer to the reservoir, where revenue tends to be higher and more consistent. New Venture data acquisition offshore and Software and related personnel-based offshore services are expected to continue to be most impacted by COVID-19 travel restrictions. While offshore operations have been temporarily impacted by travel restrictions, the Company believes the demand for digitalization technologies will remain strong. In some cases, ION technology is expected to be more relevant and valuable in the current environment (for instance, offerings that facilitate remote working).
While third quarter revenues came in lower than prior year due to the repercussions of the oil price volatility earlier this year and the ongoing uncertainty from the COVID-19 pandemic, the Company made progress executing its strategy. Backlog increased 77% sequentially, reversing several consecutive quarters of steady decline, driven by the strategic shift to enter the 3D new acquisition multi-client market. The Company continues to work closely with its clients to understand revised budgets and to scale its business appropriately. The Company partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions that were outlined in the first quarter. To further mitigate the impact of COVID-19 and oil price volatility, management implemented a plan to preserve cash and manage liquidity as follows:
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
•Reduced capital expenditures to an estimated $25.0 million to $35.0 million (a portion of which will be pre-funded or underwritten by the customers), down from the original budget of $35.0 million to $50.0 million, to reflect both reduced seismic demand and travel/border restrictions impacting new data acquisition offshore. This provides flexibility to aggressively reduce cash outflows while shifting to significantly lower cost reimaging programs.
•Applied for and continue to explore various government assistance programs, of which approximately $7.0 million was received and applied against qualifying expenditures during the second quarter. Receipt of this assistance allowed the Company to avoid further staff reductions while supporting its ongoing operations.
•Re-negotiated existing lease agreements for its significant locations to obtain rent relief of approximately $4.0 million. The majority of the cash savings from the rent relief is expected to benefit the Company from July 2020 to March 2021. See Note 12 “Lease Obligations” for further details.
•Announced the sale of its 49% ownership interest in INOVA Geophysical Equipment Limited for $12.0 million, subject to regulatory approvals and other closing conditions. As the regulatory review is taking longer than anticipated, closing will likely extend into 2021.
•Entered into a settlement agreement with WesternGeco ending the decade-long patent litigation. See Note 9 “Litigation” for further details.
The Company believes that the above management plan, which includes the use of government assistance programs, along with the Company’s existing cash balance and the undrawn remaining borrowing capacity under its Credit Facility will provide sufficient liquidity to meet the Company’s anticipated cash needs for the next twelve months. At September 30, 2020, the Company’s liquidity was $59.4 million, consisting of $51.1 million of cash (including net revolver borrowings of $22.5 million) and $8.3 million of remaining available borrowing capacity under the revolving credit facility, slightly below liquidity of $65.5 million from one year ago. The outlined management plan reflects the Company’s continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment. In the event the Company’s customers experience more extensive budget reductions and capital constraints further reducing demand for its services and products, resulting in deterioration of its revenues below its current forecasted levels, management may be required to update its plan by implementing further cost reductions and delaying capital investments. Additionally, the Company is actively exploring a number of strategic options to optimally address the $121 million Second Lien Notes (as defined in Note 5, “Long-term Debt”) ahead of its scheduled maturity on December 15, 2021. If by September 15, 2021 the Company has not (1) repaid the Second Lien Notes, (2) extended the maturity of the Second Lien Notes to a date not earlier than October 31, 2023, or (3) submitted a written proposal summarizing its plan to either repay or extend the notes to the agent for the lenders (as defined in Note 5, “Long-term Debt”) of the Credit Facility that has been approved by the agent, then the Credit Facility shall immediately become due and payable on such date. If the written proposal is submitted and approved by the agent by September 15, 2021, but the Company is unable to execute the approved proposal on or before October 31, 2021, the Credit Facility shall immediately become due and payable on such date. The Company reviewed its debt covenants as of September 30, 2020, and expects that it will remain in compliance for the next twelve months (see Note 5, “Long-term Debt” for further discussion of our covenants).
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 1 “Summary of Significant Accounting Policies.” of the Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2020 except as discussed in Note 2 “Recent Accounting Pronouncements.”

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
On January 1, 2020, the Company adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance simplifies the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. As a result, an entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment loss on goodwill cannot be reversed once recognized. The Company recognized an impairment charge related to the goodwill of its Optimization Software & Service reporting unit, included within Operations Optimization segment, of $4.2 million for the nine months ended September 30, 2020. See Note 10 “Details of Selected Balance Sheet Accounts” for details.
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

The following table is a summary of segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Net revenues:
E&P Technology & Services:
New Venture	$1,213	$5,905	$7,340		$24,394
Data Library	5,085	27,288	52,083		55,030
Total multi-client revenues	6,298	33,193	59,423		79,424
Imaging and Reservoir Services	3,795	7,048	12,410		16,443
Total	10,093	40,241	71,833		95,867
Operations Optimization:
Optimization Software & Services	3,007	6,895	10,811		17,648
Devices	3,134	6,103	12,735		18,455
Total	6,141	12,998	23,546		36,103
Total net revenues	$16,234	$53,239	$95,379		$131,970
Gross profit (loss):
E&P Technology & Services	$(1,092)	$18,316	$24,902		$36,113
Operations Optimization	2,381	6,972	9,315		18,670
Total gross profit	$1,289	$25,288	$34,217		$54,783
Gross margin:
E&P Technology & Services	(11)%	46%	35%		38%
Operations Optimization	39%	54%	40%		52%
Total gross margin	8%	47%	36%		42%
Income (loss) from operations:
E&P Technology & Services	$(4,591)	$11,878	$13,803	(a)	$15,500
Operations Optimization	(232)	2,994	(3,965)	(b)	5,808
Support and other	(6,341)	(11,014)	(20,148)		(35,940)
Income (loss) from operations	(11,164)	3,858	(10,310)		(14,632)
Interest expense, net	(3,669)	(3,155)	(10,304)		(9,378)
Other income (expense), net	(525)	(242)	6,675	(c)	(938)
Income (loss) before income taxes	$(15,358)	$461	$(13,939)		$(24,948)
(a)     Includes impairment of multi-client data library of $1.2 million for the nine months ended September 30, 2020.
(b)     Includes impairment of goodwill of $4.2 million for the nine months ended September 30, 2020.
(c)     Includes amortization of the government relief funding expected to be forgiven of $6.9 million for the nine months ended September 30, 2020.
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

Revenue by Geographic Area
The following table is a summary of net revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$479	$12,182	$37,920	$32,984
Latin America	7,925	22,720	22,695	50,572
Asia Pacific	3,777	2,744	15,696	8,287
Europe	3,011	8,335	12,997	24,850
Middle East	306	3,899	2,202	6,364
Africa	344	2,874	1,939	7,541
Other	392	485	1,930	1,372
Total	$16,234	$53,239	$95,379	$131,970
See Note 3“Segment Information” for net revenue by segment for the three and nine months ended September 30, 2020 and 2019.
Unbilled Receivables
Unbilled receivables balances relate to revenues recognized on multi-client surveys, imaging and reservoir services and devices equipment repairs on a proportionate basis, and on licensing of multi-client data for which invoices have not yet been presented to the customer. The following table is a summary of unbilled receivables (in thousands):

	September 30, 2020	December 31, 2019
New Venture	$4,144	$5,222
Imaging and Reservoir Services	3,705	6,539
Devices	1,780	54
Total	$9,629	$11,815
The changes in unbilled receivables are as follows (in thousands):

Unbilled receivables at December 31, 2019	$11,815
Recognition of unbilled receivables (a)	91,024
Revenues billed to customers (a)	(93,210)
Unbilled receivables at September 30, 2020	$9,629
(a) Includes all gross revenue recognition and related billing activity of the Company. As a matter of process, all net revenue recognized is initially reflected as an unbilled receivable and subsequently billed to customers, as applicable, including net revenue for all of software and a portion of devices within the Operations Optimization segment, although they are billed at the time of recognition.
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

	September 30, 2020	December 31, 2019
New Venture	$500	$1,956
Imaging and Reservoir Services	608	1,501
Optimization Software & Services	1,000	642
Devices	48	452
Total	$2,156	$4,551

The changes in deferred revenues are as follows (in thousands):

Deferred revenue at December 31, 2019	$4,551
Cash collected in excess of revenue recognized	1,961
Recognition of deferred revenue (a)	(4,356)
Deferred revenue at September 30, 2020	$2,156
(a) The majority of deferred revenue recognized relates to Company’s Ventures group.
The Company expects to recognize the majority of deferred revenue within the next 12 months.
Credit Risks
For the nine months ended September 30, 2020 and 2019, the Company had one customer with sales that exceeded 10% of the Company’s consolidated net revenues. Revenues related to each of these customers are included within the E&P Technology & Services segment.
At September 30, 2020, the Company had two customers with balances that accounted for 39% of the Company’s total combined accounts receivable and unbilled receivable balances. The Company routinely evaluates the financial stability and creditworthiness of its customers. At September 30, 2019, the Company had two customers with a combined balance that accounted for 40% of the Company’s total combined accounts receivable and unbilled receivable balances.
The Company routinely evaluates the financial stability and creditworthiness of its customers. The Company has a corporate credit policy that is intended to minimize the risk of financial loss due to a customer’s inability to pay. Credit coverage decisions for customers are based on references, payment histories, financial and other data. The Company utilizes a third party trade credit insurance policy. The Company has historically not extended long-term credit to its customers.
(5)    Long-term Debt
The following table is a summary of long-term debt (in thousands):

	September 30, 2020	December 31, 2019
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Revolving credit facility (maturing August 16, 2023) (a)	22,500	—
Equipment finance leases (Note 12)	1,027	1,869
Other debt	—	972
Costs associated with issuances of debt	(1,220)	(1,951)
Total	142,876	121,459
Current maturities of long-term debt	(23,527)	(2,107)
Long-term debt, net of current maturities	$119,349	$119,352
(a) The maturity of the Credit Facility will accelerate if the Company is unable to repay or extend the maturity of the Second Lien Notes (see detailed discussion below in “Revolving Credit Facility”).
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
The Credit Facility matures on August 16, 2023 and is subject to the Company’s retirement or extension of the maturity date of ION Geophysical Corporation’s 9.125% Senior Secured Second Priority Notes due December 2021 (the “Second Lien Notes”). If by September 15, 2021 the Company has not (1) repaid the Second Lien Notes, (2) extended the maturity of the Second Lien Notes to a date not earlier than October 31, 2023, or (3) submitted a written proposal to PNC summarizing its plan to either repay or extend the notes that has been approved by PNC, then the Credit Facility shall immediately become due and payable on such date. If the written proposal is submitted and approved by PNC by September 15, 2021, but the Company is unable to execute the approved proposal on or before October 31, 2021, the Credit Facility shall immediately become due and payable on such date.
The maximum interest rate is 3.00% per annum for domestic rate loans and 4.00% per annum for LIBOR rate loans with a minimum interest rate of 2.00% for domestic rate loans and 3.00% for LIBOR rate loans based on a leverage ratio for the preceding four-quarter period. The terms include a minimum excess borrowing availability threshold (excess borrowing availability less than $6.25 million for five consecutive days or $5.0 million on any given day), which (if the Borrowers have minimum excess borrowing availability below any such threshold) triggers the agent’s right to exercise dominion over cash and deposit accounts.
The maximum amount available under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client library (not to exceed $28.5 million for the multi-client data library component). The borrowing base calculation includes the eligible billed receivables of the Mexican Subsidiary up to a maximum of $5.0 million. At September 30, 2020, there was $22.5 million outstanding indebtedness under the Credit Facility and the undrawn remaining borrowing base capacity was $8.3 million.
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
The Credit Facility contains covenants that, among other things, limit or prohibit the Borrowers, subject to certain exceptions and qualifications, from incurring additional indebtedness in excess of permitted indebtedness (including finance lease obligations), repurchasing equity, paying dividends or distributions, granting or incurring additional liens on the Borrowers’ properties, pledging shares of the Borrowers’ subsidiaries, entering into certain merger transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Borrowers’ assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Borrowers’ property. The Credit Facility contains customary event of default provisions (including a “change of control” event affecting ION Geophysical Corporation).
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
At September 30, 2020, the Company was in compliance with all of the covenants under the Credit Facility.

Senior Secured Notes
The Second Lien Notes are senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary (each as defined above and herein below, with the reference to the Second Lien Notes, the “Guarantors”). Interest on the Second Lien Notes is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
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
At September 30, 2020, the Company was in compliance with all of the covenants under the Second Lien Notes.

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
The Company is in the process of applying to PNC for forgiveness of the amount due on this Note in an amount based on the sum of the following costs incurred by the Company’s US operations during the 24-week period beginning on the date of first disbursement (For payroll costs, it is beginning on the date of the first pay period following disbursement. For non-payroll costs, it is beginning on the date of first disbursement.) of this Note: (a) payroll costs; (b) any payment on a covered rent obligation; and (c) any covered utility payment. The amount of forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act. The forgiveness amount will be subject to the Small Business Administration’s review. Any outstanding principal amount under this Note that is not forgiven under the PPP shall convert to an amortizing term loan.
The Company recognized the Note following the government grant accounting by analogy to International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance” (“IAS 20”). In accordance with IAS 20, a deferred income liability is recognized for the principal amount estimated to be forgiven and is amortized to other income on a systematic and rational basis. Any outstanding principal amount not expected to be forgiven is recognized as other debt. As the Company expects that the full amount of the Note will be forgiven, the entire $6.9 million was recognized as a deferred income liability during second quarter and fully amortized to other income in the condensed consolidated income statements for the six months ended June 30, 2020, as the related expenses it was intended to offset were incurred from April 2020 to June 2020. If, despite the Company’s good-faith belief that given its circumstances the Company satisfied all eligible requirements for the PPP Loan, the Company is later determined to have not been in compliance with these requirements or it is otherwise determined that it was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. Should the Company be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in a change in the Company’s estimate of the amount of forgiveness recorded in the condensed consolidated financial statements.
(7)    Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to ION by the weighted average number of common shares outstanding during the period. In computing diluted net loss per share, basic net loss per share is adjusted based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable pursuant to outstanding stock options at September 30, 2020 and 2019 of 569,673 and 700,759, respectively, were excluded as their inclusion would have an anti-dilutive effect. The total number of shares issuable pursuant to restricted stock unit awards outstanding at September 30, 2020 and 2019 of 762,277 and 926,917, respectively, were excluded as their inclusion would have an anti-dilutive effect.
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

The tax provision for the nine months ended September 30, 2020 has been calculated using the Company’s overall estimated annual effective tax rate based on projected 2020 full year results. The Company’s effective tax rates for the three and nine months ended September 30, 2020 and 2019 were negatively impacted by the change in valuation allowance related to U.S. operating losses for which the Company cannot currently recognize a tax benefit. The Company’s effective tax rates for the nine months ended September 30, 2020 were also negatively impacted by the valuation allowance related to certain foreign losses. Due to the impact of the valuation allowances on tax expense, the Company’s effective tax rates are not meaningful for all periods presented. The Company’s income tax expense for the nine months ended September 30, 2020 of $10.0 million primarily relates to results from the Company’s non-U.S. businesses, including $2.2 million of valuation allowance. The valuation allowance was established as a result of a change in the expectation of future revenues after entering into the settlement agreement with WesternGeco described in Note 9 “Litigation”.
In response to the global pandemic related to COVID-19, the President of the United States signed into law the CARES Act on March 27, 2020.  The CARES Act provides numerous relief provisions for corporate tax payers, including modification of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits. For the nine months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. The Company received an AMT credit refund of $0.8 million for the nine months ended September 30, 2020. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
At September 30, 2020, the Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
At September 30, 2020, the Company’s U.S. federal tax returns for 2016 and subsequent years remain subject to examination by tax authorities. In the Company’s foreign tax jurisdictions, tax returns for 2014 and subsequent years generally remain open to examination.

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
In exchange, the Company agreed to pay WesternGeco a settlement based on future revenues from the Company’s multi-client data library, consisting of (1) small percentage of 2D multi-client data library sales for a ten-year period, and (2) the transfer of a majority of the Company’s future revenue share relating to the parties’ existing joint multi-client reimaging programs offshore Mexico.
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

The balance of the judgment against the Company ($98.0 million), representing lost profits from surveys performed by the Company’s customers outside of the United States, plus interest) was vacated by the United States Court of Appeals for the Federal Circuit (the award of lost profit damages was vacated because the Patent Trial and Appeal Board of the Patent and Trademark Office invalidated four of the five patent claims that could have supported an award of lost profit), and a new trial ordered, to determine what lost profit damages, if any, WesternGeco was entitled to.
As noted above, the lawsuit has been dismissed in accordance with the parties’ settlement agreement.
Other Litigation
In July 2018, the Company prevailed in an arbitration that it initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to the Company’s ability to continue to license data under the Company’s IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, the Company was ordered to escrow approximately $4.5 million in sales proceeds that it had received in respect of sales from the IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. The Company challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered the Company to comply with it. The Company prepared a petition to file with the court to request that a March 2020 deadline to deposit approximately $4.5 million in escrow in early 2020 be extended due to the changes to the Company’s business, and to the markets, that have been spurred by the COVID-19 pandemic. The Company was unable to file the application because the courts in India were closed due to the pandemic (other than for emergencies), and were not accepting filings at that time. The Company served a copy of its draft petition on the DGH’s counsel and intends to file it in advance of the next hearing, which has been repeatedly delayed due to the COVID-19 pandemic. The Company prevailed on the merits in the arbitration and expects to have that award upheld in Indian court, which would result in release of the Company’s portion of the escrowed money. The DGH’s request to vacate the arbitration award is currently scheduled to be heard by the court in India on January 18, 2021. The Company has not escrowed the money as of September 30, 2020.
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
(10)    Details of Selected Balance Sheet Accounts
Inventories

A summary of inventories follows (in thousands):	September 30, 2020	December 31, 2019
Raw materials and subassemblies	$18,622	$18,509
Work-in-process	1,372	2,079
Finished goods	4,652	4,932
Less: reserve for excess and obsolete inventories	(12,773)	(13,333)
Inventories, net	$11,873	$12,187

Property, Plant and Equipment

A summary of property, plant and equipment follows (in thousands):	September 30, 2020	December 31, 2019
Buildings	$15,739	$15,486
Machinery and equipment	133,900	133,048
Seismic rental equipment	1,851	1,669
Furniture and fixtures	3,164	3,347
Other (a)	30,269	31,142
Total	184,923	184,692
Less: accumulated depreciation	(137,143)	(134,951)
Less: impairment of long-lived assets	(36,553)	(36,553)
Property, plant and equipment, net	$11,227	$13,188
(a) Consists primarily of cable-based ocean bottom acquisition technologies that were fully impaired.
    Total depreciation expense, including amortization of assets recorded under equipment finance leases, for both the nine months ended September 30, 2020 and 2019 was $2.8 million and $2.4 million, respectively. No impairment charge was recognized during the nine months ended September 30, 2020 and 2019.
Multi-client Data Library

The change in multi-client data library are as follows (in thousands):	September 30, 2020	December 31, 2019
Gross costs of multi-client data creation	$1,018,509	$1,007,762
Less: accumulated amortization	(833,075)	(816,401)
Less: impairments to multi-client data library	(132,145)	(130,977)
Multi-client data library, net	$53,289	$60,384
Total amortization expense for the nine months ended September 30, 2020 and 2019 was $16.7 million and $29.8 million, respectively. For the nine months ended September 30, 2020, the Company recognized an impairment to multi-client data library of $1.2 million. No impairment to multi-client data library was recognized during the nine months ended September 30, 2019.

Goodwill	E&P Technology & Services	Optimization Software & Services	Total
		(In thousands)
Balance at January 1, 2019	$2,943	$19,972	$22,915
Impact of foreign currency translation adjustments	—	670	670
Balance at December 31, 2019	2,943	20,642	23,585
Impairment of goodwill	—	(4,150)	(4,150)
Impact of foreign currency translation adjustments	—	(751)	(751)
Balance at September 30, 2020	$2,943	$15,741	$18,684
The Company, following the qualitative consideration, assessed the relevant events and circumstances in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During the first quarter of 2020, markets for oil and gas, as well as other commodities and equities, experienced significant volatility and price declines amid concerns over the economic effects of the COVID-19 pandemic. As a result, the Company’s stock price experienced a significant decline. Based on these facts, the Company performed a goodwill impairment test at March 31, 2020 to determine if it was more likely than not that the fair value of certain reporting units was less than their carrying value.

The Company, following the quantitative consideration, compared the fair value of each reporting unit against its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. The fair value of each reporting unit at March 31, 2020 was determined using a discounted cash flow model. The Company utilized a discount rate of 19% for both reporting units. The Company used reasonable assumptions based on historical data supplemented by anticipated market conditions and estimated growth rates. However, given the uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ which could result in additional impairment charges in the future.
As a result of this assessment, the Company recorded an impairment charge of $4.2 million for the nine months ended September 30, 2020 related to its Optimization Software & Services reporting unit, which is included within the Operations Optimization segment. No impairment charge was recognized for the E&P Technology Services reporting unit for the nine months ended September 30, 2020.
(11)    Stockholder's Equity and Stock-Based Compensation Expense
Stock-Based Compensation
The total number of shares issued or reserved for future issuance under outstanding stock options at September 30, 2020 and 2019 was 569,673 and 700,759, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at September 30, 2020 and 2019 was 762,277 and 926,917, respectively. The total number of stock appreciation rights (“SARs”) awards outstanding at September 30, 2020 and 2019 was 811,415 and 963,013, respectively. The following table presents a summary of the activity related to stock options, restricted stock, restricted stock unit awards and SARs awards for the nine months ended September 30, 2020:

	Stock Options	Restricted Stock and Unit Awards	Stock Appreciation Rights
	Number of Shares
Outstanding at December 31, 2019	689,209	908,754	954,679
Granted	—	67,500	—
Stock options and SARs exercised/restricted stock and unit awards vested	(5,000)	(128,183)	—
Cancelled/forfeited	(114,536)	(85,794)	(143,264)
Outstanding at September 30, 2020	569,673	762,277	811,415
Stock-based compensation expense recognized for the nine months ended September 30, 2020 and 2019, totaled $1.6 million and $3.7 million, respectively. SARs (credit) expense recognized for the nine months ended September 30, 2020 and 2019, totaled $(1.0) million and $2.7 million, respectively.
SARs awards are considered liability awards as they are ultimately settled in cash. As such, these amounts are incrementally accrued in the liability section of the condensed consolidated balance sheets over the service period. All of the Company’s currently outstanding SARs awards achieve vesting through both a market condition and a service condition. SARs awards that are fully vested under both conditions are measured at intrinsic value (i.e. the difference between the market price on the last day of the quarter and the strike price of the awards times the number of awards vested and outstanding) and marked to market each quarter until settled. SARs awards that are not fully vested are incrementally accrued over the service period and adjusted to their fair value each quarter until settled based on a valuation model. The Company calculated the fair value of each award at September 30, 2020 and December 31, 2019 using a Monte Carlo simulation model. The following assumptions were used:

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
In January 2020, the Company amended its existing Houston, Texas headquarters lease agreement by extending the lease term from September 30, 2023 to June 30, 2029 and surrendering back to the landlord floors for which the Company had previously vacated. In July 2020, the Company re-negotiated the above-mentioned lease agreement to modify the rent abatement period from October 2023 through February 2024 to July 2020 through March 2021.
In May 2020, the Company amended its Houston data center lease agreement to reflect changes in the monthly base rent throughout the term of the lease and extend the lease term three months to December 2025. The execution of this amendment and the amendment to the Houston, Texas headquarters lease resulted in the Company obtaining rent relief of approximately $4.0 million.
Total operating lease expense, including short-term lease expense was $8.1 million and $8.9 million for the nine months ended September 30, 2020 and 2019, respectively.
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
(13)    Supplemental Cash Flow Information and Non-cash Activity
Supplemental disclosure of cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid during the period for:
Interest	$6,628	$6,085
Income taxes	6,759	7,607
Non-cash items from investing and financing activities:
Investment in multi-client data library in accounts payable and accrued expenses	—	4,741

The following table is a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	September 30,
	2020		2019
	(In thousands)
Cash and cash equivalents	$51,056		$27,894
Restricted cash included in prepaid expenses and other assets	2,326	(a)	303
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$53,382		$28,197
(a) Relates to letters of credit issued during third quarter 2020, primarily in connection with the Houston office lease deposit.

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
The carrying amounts of the Company’s Second Lien Notes at September 30, 2020 and December 31, 2019 were $120.6 million compared to its fair values of $87.9 million and $113.8 million at September 30, 2020 and December 31, 2019, respectively. Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. The fair value of the Second Lien Notes was reclassified from Level 1 to Level 2 during the nine months ended September 30, 2020 resulting from less active market trading. The fair value of the Second Lien Notes was calculated using Level 2 inputs using significant observable data points for similar liabilities where estimated values are determined from observable transactions.
The carrying amount of any borrowings outstanding under the Credit Facility approximate fair value, as the interest rate is variable based on LIBOR and reflective of market rates.
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

	September 30, 2020
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,106	$31	$18,919	$—	$51,056
Accounts receivable, net	—	4,985	3,303	—	8,288
Unbilled receivables	—	7,186	2,443	—	9,629
Inventories, net	—	7,182	4,691	—	11,873
Prepaid expenses and other current assets	3,858	1,006	997	—	5,861
Total current assets	35,964	20,390	30,353	—	86,707
Deferred income tax asset	—	7,982	110	—	8,092
Property, plant and equipment, net	1,439	6,550	3,238	—	11,227
Multi-client data library, net	—	44,957	8,332	—	53,289
Investment in subsidiaries	847,775	280,647	—	(1,128,422)	—
Goodwill	—	—	18,684	—	18,684
Intercompany receivables	—	279,010	118,944	(397,954)	—
Right-of-use assets	20,656	12,770	4,304	—	37,730
Other assets	1,300	786	50	—	2,136
Total assets	$907,134	$653,092	$184,015	$(1,526,376)	$217,865
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$22,500	$1,027	$—	$—	$23,527
Accounts payable	1,948	31,401	1,758	—	35,107
Accrued expenses	14,917	7,544	6,736	—	29,197
Accrued multi-client data library royalties	—	20,319	215	—	20,534
Deferred revenue	—	1,143	1,013	—	2,156
Current maturities of operating lease liabilities	1,938	3,630	1,159	—	6,727
Total current liabilities	41,303	65,064	10,881	—	117,248
Long-term debt, net of current maturities	119,349	—	—	—	119,349
Operating lease liabilities, net of current maturities	22,227	14,359	3,794	—	40,380
Intercompany payables	784,937	—	—	(784,937)	—
Other long-term liabilities	377	35	—	—	412
Total liabilities	968,193	79,458	14,675	(784,937)	277,389
(Deficit) Equity:
Common stock	144	290,460	47,776	(338,236)	144
Additional paid-in capital	958,189	180,700	203,909	(384,609)	958,189
Accumulated earnings (deficit)	(998,380)	398,464	26,645	(425,109)	(998,380)
Accumulated other comprehensive income (loss)	(21,012)	4,238	(23,770)	19,532	(21,012)
Due from ION Geophysical Corporation	—	(300,228)	(86,755)	386,983	—
Total stockholders’ (deficit) equity	(61,059)	573,634	167,805	(741,439)	(61,059)
Noncontrolling interest	—	—	1,535	—	1,535
Total (deficit) equity	(61,059)	573,634	169,340	(741,439)	(59,524)
Total liabilities and (deficit) equity	$907,134	$653,092	$184,015	$(1,526,376)	$217,865

	December 31, 2019
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,426	$26	$24,613	$—	$33,065
Accounts receivable, net	8	19,493	10,047	—	29,548
Unbilled receivables	—	7,314	4,501	—	11,815
Inventories, net	—	6,902	5,285	—	12,187
Prepaid expenses and other current assets	3,292	1,513	1,207	—	6,012
Total current assets	11,726	35,248	45,653	—	92,627
Deferred income tax asset	402	8,417	(85)	—	8,734
Property, plant and equipment, net	786	8,112	4,290	—	13,188
Multi-client data library, net	—	54,479	5,905	—	60,384
Investment in subsidiaries	841,522	279,327	—	(1,120,849)	—
Goodwill	—	—	23,585	—	23,585
Intercompany receivables	—	287,692	99,884	(387,576)	—
Right-of-use assets	11,934	15,802	4,810	—	32,546
Other assets	1,171	905	54	—	2,130
Total assets	$867,541	$689,982	$184,096	$(1,508,425)	$233,194
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$972	$1,135	$—	$—	$2,107
Accounts payable	2,259	44,641	2,416	—	49,316
Accrued expenses	9,933	9,982	10,413	—	30,328
Accrued multi-client data library royalties	—	18,616	215	—	18,831
Deferred revenue	—	3,465	1,086	—	4,551
Current maturities of operating lease liabilities	4,429	5,469	1,157	—	11,055
Total current liabilities	17,593	83,308	15,287	—	116,188
Long-term debt, net of current maturities	118,618	734	—	—	119,352
Operating lease liabilities, net of current maturities	11,208	15,346	4,279	—	30,833
Intercompany payables	755,524	—	—	(755,524)	—
Other long-term liabilities	1,418	35	—	—	1,453
Total liabilities	904,361	99,423	19,566	(755,524)	267,826
(Deficit) Equity:
Common stock	142	290,460	47,776	(338,236)	142
Additional paid-in capital	956,647	180,700	203,909	(384,609)	956,647
Accumulated earnings (deficit)	(974,291)	396,793	18,837	(415,630)	(974,291)
Accumulated other comprehensive income (loss)	(19,318)	4,281	(21,907)	17,626	(19,318)
Due from ION Geophysical Corporation	—	(281,675)	(86,273)	367,948	—
Total stockholders’ (deficit) equity	(36,820)	590,559	162,342	(752,901)	(36,820)
Noncontrolling interest	—	—	2,188	—	2,188
Total (deficit) equity	(36,820)	590,559	164,530	(752,901)	(34,632)
Total liabilities and (deficit) equity	$867,541	$689,982	$184,096	$(1,508,425)	$233,194

	Three Months Ended September 30, 2020
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$9,799	$6,435	$—	$16,234
Cost of sales	—	11,326	3,619	—	14,945
Gross profit (loss)	—	(1,527)	2,816	—	1,289
Total operating expenses	6,335	4,270	1,848	—	12,453
Income (loss) from operations	(6,335)	(5,797)	968	—	(11,164)
Interest expense, net	(3,368)	(322)	21	—	(3,669)
Intercompany interest, net	(247)	(1,425)	1,672	—	—
Equity in earnings (losses) of investments	(6,081)	1,722	—	4,359	—
Other expense, net	(4)	(282)	(239)	—	(525)
Net income (loss) before income taxes	(16,035)	(6,104)	2,422	4,359	(15,358)
Income tax expense	572	185	299	—	1,056
Net income (loss)	(16,607)	(6,289)	2,123	4,359	(16,414)
Net income attributable to noncontrolling interest	—	—	(193)	—	(193)
Net income (loss) attributable to ION	$(16,607)	$(6,289)	$1,930	$4,359	$(16,607)
Comprehensive net income (loss)	$(15,786)	$(6,289)	$2,746	$3,687	$(15,642)
Comprehensive income attributable to noncontrolling interest	—	—	(144)	—	(144)
Comprehensive net income (loss) attributable to ION	$(15,786)	$(6,289)	$2,602	$3,687	$(15,786)

	Three Months Ended September 30, 2019
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$21,474	$31,765	$—	$53,239
Cost of sales	—	20,165	7,786	—	27,951
Gross profit	—	1,309	23,979	—	25,288
Total operating expenses	9,514	7,976	3,940	—	21,430
Income (loss) from operations	(9,514)	(6,667)	20,039	—	3,858
Interest expense, net	(3,197)	(49)	91	—	(3,155)
Intercompany interest, net	65	(2,077)	2,012	—	—
Equity in earnings of investments	8,988	18,398	—	(27,386)	—
Other income (expense), net	16	(55)	(203)	—	(242)
Net income (loss) before income taxes	(3,642)	9,550	21,939	(27,386)	461
Income tax expense (benefit)	81	(403)	4,112	—	3,790
Net income (loss)	(3,723)	9,953	17,827	(27,386)	(3,329)
Net income attributable to noncontrolling interest	—	—	(394)	—	(394)
Net income (loss) attributable to ION	$(3,723)	$9,953	$17,433	$(27,386)	$(3,723)
Comprehensive net income (loss)	$(4,751)	$9,953	$16,403	$(25,962)	$(4,357)
Comprehensive income attributable to noncontrolling interest	—	—	(394)	—	(394)
Comprehensive net income (loss) attributable to ION	$(4,751)	$9,953	$16,009	$(25,962)	$(4,751)

	Nine Months Ended September 30, 2020
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$61,969	$33,410	$—	$95,379
Cost of sales	—	46,357	13,638	—	59,995
Impairment of multi-client data library	—	1,167	—	—	1,167
Gross profit	—	14,445	19,772	—	34,217
Total operating expenses	19,787	13,974	6,616	—	40,377
Impairment of goodwill	—	—	4,150	—	4,150
Income (loss) from operations	(19,787)	471	9,006	—	(10,310)
Interest expense, net	(9,923)	(484)	103	—	(10,304)
Intercompany interest, net	(705)	(4,884)	5,589	—	—
Equity in earnings (losses) of investments	1,865	7,614	—	(9,479)	—
Other expense, net	8,139	(276)	(1,188)	—	6,675
Net income (loss) before income taxes	(20,411)	2,441	13,510	(9,479)	(13,939)
Income tax expense	3,678	770	5,534	—	9,982
Net income (loss)	(24,089)	1,671	7,976	(9,479)	(23,921)
Net income attributable to noncontrolling interest	—	—	(168)	—	(168)
Net income (loss) attributable to ION	$(24,089)	$1,671	$7,808	$(9,479)	$(24,089)
Comprehensive net income (loss)	$(25,783)	$1,628	$6,113	$(7,622)	$(25,664)
Comprehensive income attributable to noncontrolling interest	—	—	(119)	—	(119)
Comprehensive net income (loss) attributable to ION	$(25,783)	$1,628	$5,994	$(7,622)	$(25,783)

	Nine Months Ended September 30, 2019
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$65,552	$66,418	$—	$131,970
Cost of sales	—	56,106	21,081	—	77,187
Gross profit	—	9,446	45,337	—	54,783
Total operating expenses	31,330	26,204	11,881	—	69,415
Income (loss) from operations	(31,330)	(16,758)	33,456	—	(14,632)
Interest expense, net	(9,560)	(156)	338	—	(9,378)
Intercompany interest, net	588	521	(1,109)	—	—
Equity in earnings of investments	7,330	26,786	—	(34,116)	—
Other income (expense), net	4	(265)	(677)	—	(938)
Net income (loss) before income taxes	(32,968)	10,128	32,008	(34,116)	(24,948)
Income tax expense (benefit)	737	(532)	7,711	—	7,916
Net income (loss)	(33,705)	10,660	24,297	(34,116)	(32,864)
Net income attributable to noncontrolling interests	—	—	(841)	—	(841)
Net income (loss) applicable to ION	$(33,705)	$10,660	$23,456	$(34,116)	$(33,705)
Comprehensive net income (loss)	$(34,703)	$10,617	$22,444	$(32,220)	$(33,862)
Comprehensive income attributable to noncontrolling interest	—	—	(841)	—	(841)
Comprehensive net income (loss) attributable to ION	$(34,703)	$10,617	$21,603	$(32,220)	$(34,703)

	Nine Months Ended September 30, 2020
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$3,917	$2,253	$6,998	$13,168
Cash flows from investing activities:
Cash invested in multi-client data library	—	(8,344)	(11,497)	(19,841)
Purchase of property, plant and equipment	(35)	(415)	(415)	(865)
Net cash used in investing activities	(35)	(8,759)	(11,912)	(20,706)
Cash flows from financing activities:
Borrowings under revolving line of credit	27,000	—	—	27,000
Payments under revolving line of credit	(4,500)	—	—	(4,500)
Proceeds from government relief funding	6,923	—	—	6,923
Payments on notes payable and long-term debt	(972)	(842)	—	(1,814)
Intercompany lending	(6,289)	7,353	(1,064)	—
Dividend payment to non-controlling interest	—	—	(217)	(217)
Other financing activities	(91)	—	—	(91)
Net cash provided by (used in) financing activities	22,071	6,511	(1,281)	27,301
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	501	501
Net increase (decrease) in cash, cash equivalents and restricted cash	25,953	5	(5,694)	20,264
Cash, cash equivalents and restricted cash at beginning of period	8,479	26	24,613	33,118
Cash, cash equivalents and restricted cash at end of period	$34,432	$31	$18,919	$53,382

The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	September 30, 2020
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$32,106	$31	$18,919	$51,056
Restricted cash included in prepaid expenses and other assets	2,326	—	—	2,326
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$34,432	$31	$18,919	$53,382

	Nine Months Ended September 30, 2019
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$8,955	$9,619	$730	$19,304
Cash flows from investing activities:
Investment in multi-client data library	—	(15,197)	(6,028)	(21,225)
Purchase of property, plant and equipment	(259)	(118)	(895)	(1,272)
Net cash used in investing activities	(259)	(15,315)	(6,923)	(22,497)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—	—	15,000
Payments under revolving line of credit	(15,000)	—	—	(15,000)
Payments on notes payable and long-term debt	(1,159)	(801)	—	(1,960)
Intercompany lending	(13,511)	6,495	7,016	—
Other financing activities	(655)	—	—	(655)
Net cash provided by (used in) financing activities	(15,325)	5,694	7,016	(2,615)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	151	151
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,629)	(2)	974	(5,657)
Cash, cash equivalents and restricted cash at beginning of period	14,085	47	19,722	33,854
Cash, cash equivalents and restricted cash at end of period	$7,456	$45	$20,696	$28,197

The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	September 30, 2019
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$7,153	$45	$20,696	$27,894
Restricted cash included in prepaid expenses and other current assets	303	—	—	303
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$7,456	$45	$20,696	$28,197

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the term “DigiFIN” refers to DigiFIN® , a registered mark owned by ION or its affiliates, and the terms “Gemini”, “Marlin SmartPort”, “SailWing”, and “4Sea” refers to the Gemini™, Marlin SmartPort™, SailWing™ and 4Sea™ trademarks and service marks owned by ION.
Executive Summary
Overview
The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe, and significantly reduce the availability of capital and liquidity from banks and other providers of credit. The exploration and production (“E&P”) industry is facing the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly since the start of the year. Brent crude oil prices, which are most relevant to our internationally focused business, dropped 66% during the first quarter from $66 on January 1, 2020 to $23 on March 31, 2020. By the end of the second quarter, Brent crude oil prices rebounded to $41 per barrel from increased global demand as pandemic restrictions started to ease and decreased production and remained relatively stable at that level throughout the third quarter. While the consistency is beneficial, prices are significantly lower compared to the start of the year. The record production cut agreed to by OPEC and other oil producing countries was extended through December 2020 in an effort to stabilize oil prices by limiting supply.
While commodity prices can be volatile, the sharp decline earlier this year triggered E&P companies to reduce budgets and delay near-term spending, but is also a catalyst to drive necessary cost restructuring and digital transformation of the E&P ecosystem. However, exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. There has been a material slowdown in offshore seismic spending during the second and third quarters, and while we are seeing signs that could improve during the fourth quarter, we expect the market to remain challenging into 2021.
ION management expects continued portfolio rationalization and high grading as E&P companies seek to find the best return on investment opportunities to meet oil and gas demand in the next decade. Near-term, due to the impact of the COVID-19, project high grading will likely be more acute due to budget reductions. Over the last several years, we have already strategically shifted our portfolio closer to the reservoir, where revenue tends to be higher and more consistent. New Venture data acquisition offshore and Software and related personnel-based offshore services are expected to continue to be most impacted by COVID-19 travel restrictions. While offshore operations have been temporarily impacted by travel restrictions, we believe the demand for digitalization technologies will remain strong. In some cases, ION technology is expected to be more relevant and valuable in the current environment (for instance, offerings that facilitate remote working).
While third quarter revenues came in lower than prior year due to the repercussions of the oil price volatility earlier this year and the ongoing uncertainty from the COVID-19 pandemic, we made progress executing our strategy. Backlog increased 77% sequentially, reversing several consecutive quarters of steady decline due to the strategic shift to enter the 3D new acquisition multi-client market. We continue to work closely with our clients to understand their revised budgets and to scale our business appropriately. We partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions that were outlined in the first quarter. To further mitigate the impact of COVID-19 and oil price volatility, management implemented a plan to preserve cash and manage liquidity as follows:
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
•Reduced capital expenditures to an estimated $25.0 million to $35.0 million (a portion of which will be pre-funded or underwritten by our customers), down from the original budget of $35.0 million to $50.0 million, to reflect both reduced seismic demand and travel/border restrictions impacting new data acquisition offshore. The majority of capital expenditures relate to investments in multi-client data. This provides flexibility to aggressively reduce cash outflows while shifting to significantly lower cost reimaging programs.

•Applied for and continue to explore various government assistance programs, of which approximately $7.0 million was received and applied against qualifying expenditures during the second quarter. Receipt of this assistance allowed us to avoid further staff reductions while supporting our ongoing operations.
•Re-negotiated existing lease agreements for our significant locations to obtain rent relief of approximately $4.0 million. The majority of the cash savings from the rent relief is expected to benefit us from July 2020 to March 2021. See Note 12 “Lease Obligations” of Footnotes to Condensed Consolidated Financial Statements” for further details.
•Announced the sale of our 49% ownership interest in INOVA Geophysical joint venture (defined below in “Our Business”) for $12.0 million subject to regulatory approvals and other closing conditions. As the regulatory review is taking longer than anticipated, closing will likely extend into 2021.
•Entered into a settlement agreement with WesternGeco ending the decade-long patent litigation. See Note 9 “Litigation” of Footnotes to Condensed Consolidated Financial Statements” for further details.
We believe that the above management plan, which includes the use of government assistance programs, along with our existing cash balance and the undrawn remaining borrowing capacity under our Credit Facility will provide sufficient liquidity to meet our anticipated cash needs for the next twelve months. At September 30, 2020, our liquidity was $59.4 million, consisting of $51.1 million of cash (including net revolver borrowings of $22.5 million) and $8.3 million of remaining available borrowing capacity under the revolving credit facility, slightly below liquidity of $65.5 million from one year ago. The outlined management plan reflects our continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment. In the event our customers experience more extensive budget reductions and capital constraints further reducing demand for our services and products, resulting in deterioration of our revenues below our current forecasted levels, management may be required to update its plan by implementing further cost reductions and delaying capital investments. Additionally, we are actively exploring a number of strategic options to optimally address ION Geophysical Corporation’s 9.125% Senior Secured Second Priority Notes due December 2021 (the “Second Lien Notes”), which mature on December 15, 2021. If by September 15, 2021 we have not (1) repaid the Second Lien Notes, (2) extended the maturity of the Second Lien Notes to a date not earlier than October 31, 2023, or (3) submitted a written proposal summarizing our plan to either repay or extend the notes to the agent for the lenders (as defined in Note 5, “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements”) of the Credit Facility that has been approved by the agent, then the Credit Facility shall immediately become due and payable on such date. If the written proposal is submitted and approved by the agent by September 15, 2021, but we are unable to execute the approved proposal on or before October 31, 2021, the Credit Facility shall immediately become due and payable on such date. We reviewed our debt covenants as of September 30, 2020, and expect to remain in compliance for the next twelve months (see Note 5, “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements” for further discussion of our covenants).
Our three and nine month results were consistent with our expectations of customer spend contraction related to COVID-19 demand deterioration and oil oversupply weighing on the commodity price early this year. Our backlog significantly improved compared to the prior quarter. In addition, we are fully benefiting from our cost reduction measures taken earlier in the year. Active priorities were further limited to improve focus and execution on strategic initiatives, and ultimately deliver better results to shareholders. Management believes we are better positioned to mitigate some of the immediate impacts of the market disruption given our lower cost basis and strategy execution progress.
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

We provide our services and products through two business segments: E&P Technology & Services and Operations Optimization. In addition, we have a 49% ownership interest in INOVA Geophysical Equipment Limited (“INOVA Geophysical” or “INOVA”), a joint venture with BGP Inc. (“BGP”), a subsidiary of China National Petroleum Corporation. BGP owns the remaining 51% equity interest in INOVA. We wrote our investment in INOVA down to zero in 2014. See further discussion below on our agreement to sell our interest in INOVA.
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
Our Imaging and Reservoir Services group provides advanced data processing, imaging and reservoir services designed to maximize image quality and subsurface insights, helping E&P companies reduce exploration and production risk, evaluate and develop reservoirs, and increase production. Imaging and Reservoir Services continually develops and applies proprietary processing algorithms via its cutting-edge imaging engine to data owned or licensed by our customers to translate raw data into subsurface images. We continually enhance our novel workflows and maintain leading-edge infrastructure to efficiently deliver the best image quality.
While our Imaging and Reservoir Services group processes and images data for customers on a proprietary basis, most of these resources support our higher potential return multi-client business. The proprietary work we take on is complex where our advanced technology is valued and where we closely collaborate with our customers to solve their toughest challenges. We maintain approximately 19 petabytes of digital seismic data storage through our global data centers, including a core data center located in Houston. We utilize a globally distributed network of Linux-cluster processing centers in combination with our major hubs in Houston and London to process seismic data using advanced, proprietary algorithms and workflows.
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
We offer our services to customers on both a proprietary and multi-client (non-exclusive) basis. In both cases, a majority of our survey expenses are generally pre-funded by our customers, limiting our cost exposure. The period during which our multi-client surveys are being designed, acquired or processed is referred to as the “New Venture” phase. Once the New Venture phase is completed, the program becomes part of our Data Library. For proprietary services, the customer has exclusive ownership of the data. For multi-client surveys, we generally retain ownership of our long-term exclusive marketing rights to the data and receive ongoing revenue from subsequent data license sales.
Our E&P Technology & Services segment net revenues decreased compared to the third quarter of 2019 due to decline in multi-client data library sales. We invested $19.8 million in our multi-client data library during the first nine months of 2020 and we expect investments in our multi-client data library to be in the range of $25.0 million to $30.0 million for 2020 (a portion of which will be pre-funded or underwritten by our customers) compared to the $28.8 million invested in 2019 and down from the $30.0 million to $40.0 million initial range for 2020 due to COVID-19.
At September 30, 2020, our E&P Technology & Services segment backlog, which consists of commitments for (i) imaging and reservoir services work and (ii) new venture projects (both multi-client and proprietary) by our Ventures group underwritten by our customers, was $17.7 million compared to $10.0 million at June 30, 2020, $18.9 million at December 31, 2019 and $24.8 million at September 30, 2019. We anticipate that most of our backlog will be recognized as revenue over the next twelve months.

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
Our Operations Optimization net revenues decreased compared to the third quarter of 2019 resulting from COVID-19 reduced seismic activity and vessel stacking. When E&P companies reviewed their 2020 exploration plans and budgets in light of lower commodity prices, many contracts were postponed or canceled, and tender activity dropped dramatically.
It is our view that technologies that provide a competitive advantage through improved imaging, lower costs, higher productivity, or enhanced safety will continue to be valued in the market. We believe our newest technologies will continue to attract customer interest because these technologies are designed to deliver those desirable attributes.
INOVA Geophysical. INOVA manufactures land acquisition systems, land source products, vibroseis vehicles, and source controllers and multicomponent sensors.
In March 2020, we announced an agreement to sell our 49% ownership interest in INOVA Geophysical joint venture for $12.0 million, subject to regulatory approvals and other closing conditions. As the regulatory review is taking longer than anticipated, closing will likely extend into 2021.
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

See Note 9 “Litigation” of Footnotes to Condensed Consolidated Financial Statements” and Part II - Item 1. “Legal Proceedings” for further details.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our two business segments for the three and nine months ended September 30, 2020, compared to the same period of 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
	(in thousands, except share data)
Net revenues:
E&P Technology & Services:
New Venture	$1,213	$5,905	$7,340		$24,394
Data Library	5,085	27,288	52,083		55,030
Total multi-client revenues	6,298	33,193	59,423		79,424
Imaging and Reservoir Services	3,795	7,048	12,410		16,443
Total	10,093	40,241	71,833		95,867
Operations Optimization:
Optimization Software & Services	3,007	6,895	10,811		17,648
Devices	3,134	6,103	12,735		18,455
Total	6,141	12,998	23,546		36,103
Total net revenues	$16,234	$53,239	$95,379		$131,970
Gross profit (loss):
E&P Technology & Services	$(1,092)	$18,316	$24,902	(a)	$36,113
Operations Optimization	2,381	6,972	9,315		18,670
Total gross profit	$1,289	$25,288	$34,217		$54,783
Gross margin:
E&P Technology & Services	(11)%	46%	35%		38%
Operations Optimization	39%	54%	40%		52%
Total gross margin	8%	47%	36%		42%
Income (loss) from operations:
E&P Technology & Services	$(4,591)	$11,878	$13,803	(a)	$15,500
Operations Optimization	(232)	2,994	(3,965)	(b)	5,808
Support and other	(6,341)	(11,014)	(20,148)	(c)	(35,940)
Income (loss) from operations	$(11,164)	$3,858	$(10,310)		$(14,632)
Operating margin:
E&P Technology & Services	(45)%	30%	19%		16%
Operations Optimization	(4)%	23%	(17)%		16%
Support and other	(39)%	(21)%	(21)%		(27)%
Total operating margin	(69)%	7%	(11)%		(11)%
Net loss	(16,414)	(3,329)	(23,921)		(32,864)
Less: Net income attributable to noncontrolling interest	(193)	(394)	(168)		(841)
Net loss attributable to ION	$(16,607)	$(3,723)	$(24,089)		$(33,705)

Net loss per share:
Basic	$(1.16)	$(0.26)	$(1.69)		$(2.39)
Diluted	$(1.16)	$(0.26)	$(1.69)		$(2.39)

Weighted average number of common shares outstanding:
Basic	14,278	14,181	14,255		14,104
Diluted	14,278	14,181	14,255		14,104
(a) Includes impairment of multi-client data library of $1.2 million.
(b) Includes impairment of goodwill of $4.2 million for the nine months ended September 30, 2020.
(c) Includes amortization of the government relief funding expected to be forgiven of $6.9 million for the nine months ended September 30, 2020.

For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.
Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Our consolidated net revenues of $16.2 million for the three months ended September 30, 2020 (the “Current Quarter”) decreased by $37.0 million, or 70%, compared to consolidated net revenues of $53.2 million for the three months ended September 30, 2019 (the “Comparable Quarter”). Our total gross margin was 8% in the Current Quarter, as compared to 47% in the Comparable Quarter. For the Current Quarter, our loss from operations was $11.2 million, compared to an income of $3.9 million for the Comparable Quarter.
Net loss attributable to ION for the Current Quarter was $16.6 million, or $1.16 loss per share, compared to a Net loss attributable to ION of $3.7 million, or $0.26 loss per share, for the Comparable Quarter.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Quarter decreased by $30.1 million, or 75%, to $10.1 million, compared to $40.2 million for the Comparable Quarter. Within the E&P Technology & Services segment, total multi-client net revenues were $6.3 million, a decrease of 81% primarily due to lower volume of ION’s global library sales, as well as a decline in new venture revenues due to completing acquisition of a large new program in Comparable Quarter compared to revenues from smaller reimaging programs in the Current Quarter. Imaging and Reservoir Services net revenues were $3.8 million, a $3.3 million decrease compared to the Comparable Quarter due to lower proprietary tender activity, and consistent with our strategy to preferentially utilize these resources to generate higher margin multi-client reimaging products. The Current Quarter reflects a gross profit of $1.1 million, representing an (11)% gross margin, compared to a gross profit of $18.3 million, or 46% gross margin, in the Comparable Quarter. Changes in gross profit and margin were due to decrease in our net revenues as discussed above, as well as the cost cutting initiatives implemented earlier in the year.
Operations Optimization — Net revenues for the Current Quarter decreased by $6.9 million, or 53% to $6.1 million, compared to $13.0 million for the Comparable Quarter. Optimization Software & Services net revenues for the Current Quarter decreased by $3.9 million, or 57% to $3.0 million, compared to $6.9 million for the Comparable Quarter due to reduced seismic activity and associated services demand resulting from COVID-19. Devices net revenues for the Current Quarter decreased by $3.0 million, or 49%, to $3.1 million, compared to $6.1 million for the Comparable Quarter primarily due to lower sales of towed streamer equipment spares and repairs. The Current Quarter reflects a gross profit of $2.4 million, representing a 39% gross margin compared to a gross profit of $7.0 million, representing a 54% gross margin for the Comparable Quarter. Changes in gross profit and margin were due to the decline in our net revenues as discussed above.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense were $2.9 million for the Current Quarter, a decrease of $2.0 million, or 41% compared to $4.9 million for the Comparable Quarter primarily due to the cost cutting initiative implemented following the COVID-19 related market impact.
Marketing and Sales — Marketing and sales expense were $2.8 million for the Current Quarter, a decrease of $2.8 million, or 50% compared to $5.6 million for the Comparable Quarter primarily due to the reduction of commission expense resulting from reduced revenues during the Current Quarter, as well as the cost cutting initiatives implemented earlier in the year.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $6.7 million for the Current Quarter, a decrease of $4.3 million, or 39% compared to $11.0 million for the Comparable Quarter primarily due to the reduction in expenses resulting from our cost cutting initiatives, including lower compensation, travel, rent and professional services expenses.
Other Items
Interest Expense, Net — Interest expense, net, was $3.7 million for the Current Quarter compared to $3.2 million for the Comparable Quarter, due to increased borrowings during the Current Quarter. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.

Income Tax Expense — Income tax expense for the Current Quarter was $1.1 million compared to $3.8 million for the Comparable Quarter. The income tax expense for the Current Quarter and Comparable Quarter primarily relates to results generated by our non-U.S. businesses in Latin America. Our effective tax rates for the Current Quarter and Comparable Quarter were negatively impacted by the change in valuation allowances related to U.S and certain foreign operating losses. Due to the impact of the valuation allowances on tax expense, our effective tax rates are not meaningful for all periods presented. See further discussion of establishment of the deferred tax valuation allowance at Note 8 “Income Taxes” of Footnotes to Condensed Consolidated Financial Statements.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Our consolidated net revenues of $95.4 million for the nine months ended September 30, 2020 (the “Current Period”) decreased by $36.6 million, or 28%, compared to total net revenues of $132.0 million for the nine months ended September 30, 2019 (the “Comparable Period”). Our total gross margin for the Current Period was 36%, compared to 42%, for the Comparable Period. For the Current Period, our loss from operations was $10.3 million, compared to a loss of $14.6 million, for the Comparable Period.
Net loss attributable to ION for the Current Period was $24.1 million, or $1.69 loss per share, compared to a Net loss attributable to ION of $33.7 million, or $2.39 loss per share, in the Comparable Period.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Period decreased by $24.1 million, or 25%, to $71.8 million, compared to $95.9 million for the Comparable Period. Within E&P Technology & Services segment, multi-client net revenues were $59.4 million, a decrease of 25%. This result was predominantly driven by decreased new venture net revenues due to reduced new program activity during the Current Period. Data library revenues were fairly consistent with the Comparable Period largely due to increased sales of global 2D data library in the first quarter of 2020. Imaging and Reservoir Services net revenues were $12.4 million, a decrease of 24% from the Comparable period due to lower proprietary tender activity, and consistent with our strategy to preferentially utilize these resources to generate higher margin multi-client reimaging products. Gross profit decreased by $11.2 million to $24.9 million, or 35% gross margin, compared to $36.1 million, or 38% gross margin, in the Comparable Period. This decline in gross profit and margin resulted from the decrease in new venture revenues, as well as the $1.2 million impairment of the multi-client data library in the Current Period.
Operations Optimization — Net revenues for the Current Period decreased by $12.6 million or 35%, to $23.5 million compared to $36.1 million for the Comparable Period. Optimization Software & Services net revenues for the Current Period decreased by $6.8 million, or 39%, to $10.8 million compared to $17.6 million for the Comparable Period. Devices net revenues for the Current Period decreased by $5.8 million, or 31%, to $12.7 million, compared to $18.5 million. The change in net revenues during the Current Period is consistent with the changes described for the Current Quarter discussed above. Gross profit decreased by $9.4 million to $9.3 million, representing a 40% gross margin, for the Current Period compared to $18.7 million, representing a 52% gross margin, for the Comparable Period due to the decline in our net revenues.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $9.9 million for the Current Period, a decrease of $5.5 million, or 36%, compared to $15.4 million for the Comparable Period due to primarily due to the cost cutting initiative implemented in January 2020 and following the COVID-19 related market impact.
Marketing and Sales — Marketing and sales expense was $8.9 million for the Current Period, a decrease of $8.5 million, or 49%, compared to $17.4 million, for the Comparable Period, primarily due to the reduction of commission expense resulting from reduced revenues during the Current Period, as well as the cost cutting initiative implemented earlier in the year.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $21.5 million for the Current Period, a decrease of $15.1 million, or 41%, compared to $36.6 million for the Comparable Period. This decrease was primarily due to the reduction in compensation, travel, rent and professional services expenses resulting from our cost cutting initiatives.
Impairment of Goodwill — Impairment of goodwill was $4.2 million for the Current Period compared to zero for the Comparable Period resulting from impairment charge recognized during the first quarter of 2020. See further discussion at Note 10 “Details of Selected Balance Sheet Accounts” of Footnotes to Condensed Consolidated Financial Statements.
Other Items
Interest Expense, net — Interest expense, net, was $10.3 million for the Current Period compared to $9.4 million for the Comparable Period due to increased borrowings during the Current Period. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.

Income Tax Expense — Income tax expense for the Current Period was $10.0 million compared to $7.9 million for the Comparable Period. Our income tax expense for the Current Period and Comparable Period, were primarily related to results from our non-US businesses in Latin America. The income tax expense for the Current Period includes $2.2 million of valuation allowance related to our non-U.S. businesses. Our effective tax rate for the Current Period and Comparable Period was negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. Due to the impact of the valuation allowances on tax expense, our effective tax rates are not meaningful for all periods presented. See further discussion of establishment of the deferred tax valuation allowance at Note 8 “Income Taxes” of Footnotes to Condensed Consolidated Financial Statements.
Other income (expense), net — Other income for the Current Period was $6.7 million compared to other expense of $0.9 million for the Comparable Period, an increase of $7.9 million primarily due to the amortization of government relief funding expected to be forgiven of $6.9 million. See further discussion at Note 6 “Government Relief Funding” of Footnotes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Sources of Capital
At September 30, 2020, we had total liquidity of $59.4 million, consisting of $51.1 million of cash on hand and $8.3 million of remaining borrowing capacity under our Credit Facility. In response to the market uncertainty resulting from the COVID-19 pandemic combined with weaker oil and gas prices, we drew under our Credit Facility during the first quarter 2020, of which $22.5 million remains outstanding and in our cash balances as of September 30, 2020.
Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of September 30, 2020, we had negative working capital of $30.5 million compared to negative working capital of $23.6 million as of December 31, 2019. Working capital requirements are primarily driven by our investment in our multi-client data library ($19.8 million in the Current Period and $25.0 million to $30.0 million expected, for the full year, a portion of which will be pre-funded or underwritten by our customers) and royalty payments for multi-client sales. Whether remaining planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, and careful monitoring of our levels of liquidity.
Our headcount has traditionally been a significant driver of our working capital needs. Our headcount decreased to approximately 450 employees as of September 30, 2020 from approximately 520 employees as of December 31, 2019 resulting from our cost reduction initiative earlier this year, a significant portion of which is reduction in our personnel costs. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which requires cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses, including stock appreciation awards, typically in advance of related revenue billings and collections.
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
The maximum amount available under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library. At September 30, 2020, there was $22.5 million outstanding indebtedness under the Credit Facility and the undrawn remaining borrowing base capacity was $8.3 million. The maturity of the Credit Facility will accelerate to October 31, 2021 if we are unable to repay or extend the maturity of the Second Lien Notes.

The Credit Facility requires us to maintain compliance with various covenants. At September 30, 2020, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see above Note 5 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.
Senior Secured Notes
As of September 30, 2020, ION Geophysical Corporation’s 9.125% Senior Secured Second Priority Notes due December 2021 (the “Second Lien Notes”) had an outstanding aggregate principal amount of $120.6 million and are senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary. Interest on the Second Lien Notes is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
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
At September 30, 2020, we were in compliance with all of the covenants under the Second Lien Notes.
On or after December 15, 2019, we may, on one or more occasions, redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.50%
2020	103.50%
2021	100.00%
Government Relief Funding
On April 11, 2020, we entered into a Note Agreement (“Note”) with PNC amounting to $6.9 million pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) Paycheck Protection Program (“PPP”). Amounts outstanding under this Note will bear interest at 1% per annum beginning on the six-month anniversary of the date of the Note. Interest will be calculated based on the actual number of days that principal is outstanding over a year of 360 days. The Note matures in two years after the receipt of the loan proceeds.
We are in the process of applying to PNC for forgiveness of the amount due on this Note in an amount based on the sum of the following costs incurred by our US operations during the 24-week period beginning on the date of first disbursement (for payroll costs, beginning on the date of the first pay period following disbursement; for non-payroll costs, beginning on the date of first disbursement) of this Note: (a) payroll costs; (b) any payment on a covered rent obligation; and (c) any covered utility payment. The amount of forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act. The forgiveness amount will be subject to the Small Business Administration’s review. Any outstanding principal amount under this Note that is not forgiven under the PPP shall convert to an amortizing term loan.
We recognized the Note following the government grant accounting by analogy to International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance” (“IAS 20”). In accordance with IAS 20, a deferred income liability is recognized for the principal amount estimated to be forgiven and is amortized to other income on a systematic and rational basis. Any outstanding principal amount not expected to be forgiven is recognized as other debt. As we expect that the full amount of the Note will be forgiven, the entire $6.9 million was recognized as a deferred income liability during second quarter and fully amortized to other income in the condensed consolidated income statements for the six months ended June 30, 2020, as the related expenses it was intended to offset were incurred from April 2020 to June 2020. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have not been in compliance with these requirements or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and the incurrence of additional costs.

Meeting our Liquidity Requirements
At September 30, 2020, our total outstanding indebtedness (including equipment finance leases) was approximately $142.9 million, consisting primarily of approximately $120.6 million outstanding Second Lien Notes, $1.0 million of equipment finance leases and other short-term debt, partially offset by $1.2 million of debt issuance costs. In response to the market uncertainty resulting from COVID-19 pandemic combined with weaker oil and gas prices, we drew under our Credit Facility during the first quarter 2020, of which $22.5 million remains outstanding and in our cash balances as of September 30, 2020.
For the Current Period, total capital expenditures, including the investments in our multi-client data library, were $20.7 million. We expect that our total capital expenditures, primarily related to investments in our multi-client data library, this year to be in the range of $25.0 million to $35.0 million, a portion of which will be pre-funded or underwritten by our customers. Whether remaining planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, and careful monitoring of our levels of liquidity.
While Current Quarter revenues came in lower than prior year due to the repercussions of the oil price volatility earlier this year and the ongoing uncertainty from the COVID-19 pandemic, we made progress executing our strategy. Backlog increased 77% sequentially, reversing several consecutive quarters of steady decline due to the strategic shift to enter the 3D new acquisition multi-client market. We continue to work closely with our clients to understand their revised budgets and to scale our business appropriately. We partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions that were outlined in the first quarter. To further mitigate the impact of COVID-19 and oil price volatility, management implemented a plan to preserve cash and manage liquidity as follows:
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
•Applied for and continue to explore various government assistance programs, of which approximately $7.0 million was received and applied against qualifying expenditures during the period. Receipt of this assistance allowed us to avoid further staff reductions while supporting our ongoing operations.
•Re-negotiated existing lease agreements for our significant locations to obtain rent relief of approximately $4.0 million. The majority of the cash savings from the rent relief is expected to benefit us from July 2020 to March 2021. See Note 12 “Lease Obligations” for further details.
•Announced the sale of our 49% ownership interest in INOVA Geophysical joint venture for $12.0 million subject to regulatory approvals and other closing conditions. As the regulatory review is taking longer than anticipated, closing will likely extend into 2021.
•Entered into a settlement agreement with WesternGeco ending the decade-long patent litigation. See Note 9 “Litigation” for further details.
We believe that the above management plan, which includes the use of government assistance programs, along with our existing cash balance and the undrawn remaining borrowing capacity under our Credit Facility will provide sufficient liquidity to meet our anticipated cash needs for the next twelve months. At September 30, 2020, our liquidity was $59.4 million, slightly below liquidity of $65.5 million from one year ago. The outlined management plan reflects our continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment. In the event our customers experience more extensive budget reductions and capital constraints further reducing demand for our services and products, resulting in deterioration of our revenues below our current forecasted levels, management may be required to update its plan by implementing further cost reductions and delaying capital investments. Additionally, we are actively exploring a number of strategic options to optimally address the Second Lien Notes, which mature on December 15, 2021. If by September 15, 2021 we have not (1) repaid the Second Lien Notes, (2) extended the maturity of the Second Lien Notes to a date not earlier than October 31, 2023, or (3) submitted a written proposal summarizing our plan to either repay or extend the notes to the agent for the lenders (as defined in Note 5, “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements”) of the Credit Facility that has been approved by the agent, then the Credit Facility shall immediately become due and payable on such date. If the written proposal is submitted and approved by the agent by September 15, 2021, but we are unable to execute the approved proposal on or before October 31, 2021, the Credit Facility shall immediately become due and payable on such date. We reviewed our debt covenants as of September 30, 2020, and expect to remain in compliance for the next twelve months (see Note 5, “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements” for further discussion of our covenants).
Cash Flow from Operations
In the Current Period, we generated cash from operating activities of $13.2 million compared to cash generated from operating activities of $19.3 million for the Comparable Period. The decrease was driven primarily by a reduction in net revenues during the Current Period, partially offset by a reduction of operating expenses due to cost savings initiatives fully realized during the Current Period, as well as collection of our accounts receivables in the second quarter of 2020.
Cash Flow from Investing Activities
Cash used in investing activities was $20.7 million in the Current Period compared to $22.5 million for the Comparable Period. The principal uses of cash in our investing activities during the Current Period were $19.8 million invested in our multi-client data library and $0.9 million for capital expenditures related to property, plant and equipment.
The principal use of cash in our investing activities during the Comparable Period were $21.2 million invested in our multi-client data library and $1.3 million for capital expenditures related to property, plant and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities was $27.3 million in the Current Period, compared to net cash used in financing activities of $2.6 million for the Comparable Period. Cash provided by financing activities during the Current Period was related to a $22.5 million net drawdown on our credit facility, $6.9 million of government relief funding, partially offset by $1.8 million of payments of long-term debt, including equipment finance leases.
The net cash used in financing activities during the Comparable Period was related to $2.0 million of payments of long-term debt, including equipment finance leases in the Comparable Period.
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
Foreign Sales Risks
The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer. For the Current and Comparable Periods, international sales comprised 60% and 75%, respectively, of total net revenues.

	Nine Months Ended September 30,
	2020	2019
Net revenues by geographic area:	(In thousands)
North America	$37,920	$32,984
Latin America	22,695	50,572
Asia Pacific	15,696	8,287
Europe	12,997	24,850
Middle East	2,202	6,364
Africa	1,939	7,541
Other	1,930	1,372
Total	$95,379	$131,970
Credit Risks
For the nine months ended September 30, 2020 and 2019, we had one customer with sales that exceeded 10% of the Company’s consolidated net revenues.
At September 30, 2020, we had two customers with balances that accounted for 39% of our total combined accounts receivable and unbilled receivable balances. At September 30, 2019, we had two customers with a combined balance that accounted for 40% of our total combined accounts receivable and unbilled receivable balances.
The loss of these customers or deterioration in our relationship with these customers could have a material adverse effect on our results of operations and financial condition.
We routinely evaluate the financial stability and creditworthiness of our customers. We have a corporate credit policy that is intended to minimize the risk of financial loss due to a customer’s inability to pay. Credit coverage decisions for customers are based on references, payment histories, financial and other data. We utilize a third party trade credit insurance policy. We have historically not extended long-term credit to its customers.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For the three and nine months ended September 30, 2020, we recorded net foreign currency translation losses of approximately $0.5 million and $1.8 million, respectively, primarily due to currency fluctuations related to our operations in Brazil.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended September 30, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Other Litigation
In July 2018, we prevailed in an arbitration that we initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating our ability to continue to license data under our IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, we were ordered to escrow approximately $4.5 million in sales proceeds that we had received in respect of sales from our IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. We challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered us to comply with it. We prepared a petition to file with the court to request that a March 2020 deadline to deposit approximately $4.5 million in escrow in early 2020 be extended due to the changes to our business, and to the markets, that have been spurred by the COVID-19 pandemic. We were unable to file the application because the courts in India were closed due to the pandemic (other than for emergencies), and were not accepting filings at that time. We served a copy of our draft petition on the DGH’s counsel and intend to file it in advance of the next hearing, which has been repeatedly delayed due to the COVID-19 pandemic. We prevailed on the merits in the arbitration and expect to have that award upheld in Indian court, which would result in release of our portion of the escrowed money. The DGH’s request to vacate the arbitration award is currently scheduled to be heard by the court in India on January 18, 2021. We have not escrowed the money as of September 30, 2020.
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
•future implication of our negative working capital and stockholders’ deficit, including future cash needs and availability of cash, to fund our operations and pay our obligations;
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
•future government laws or regulations pertaining to the oil and gas industry, including trade restrictions, embargoes and sanctions imposed by the U.S government or laws curtailing the exploration for, or use of; hydrocarbons;
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
•anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development, including 4Sea and Marlin SmartPort;
•future opportunities for new products and projected research and development expenses;
•expected continued compliance with our debt financial covenants;
•expectations regarding realization of deferred tax assets;
•expectations regarding the impact of the U.S. Tax Cuts, Jobs Act and CARES Act;
•expectations regarding the approval of our request for forgiveness of the PPP loan.
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

•evolving cybersecurity risks, such as those involving unauthorized access or control, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
•compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties; and
•anticipated approval of the INOVA sale by applicable regulators
The COVID-19 pandemic has adversely affected our business; the ultimate effect on our operations and financial condition will depend on future developments that are highly uncertain.
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
We have already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations.  Currently the majority of our workforce is working from home. The extent to which the COVID-19 pandemic will adversely affect our business, results of operations, and financial condition will depend on future developments that are highly uncertain. The course, scope and duration of the pandemic, and actions taken by governmental authorities and other third parties in response to the pandemic, cannot be predicted.
Crude oil prices have declined significantly in 2020 and, if oil prices fail to rebound, our operations and financial condition will be materially and adversely affected.
During the first nine months of 2020, crude oil prices fell dramatically due to significantly decreased demand as a result of the COVID-19 pandemic and an increase in global production. While members of OPEC and other oil producing countries agreed to production cuts in April 2020 that were extended through December 2020, these cuts are not expected to offset near-term demand loss attributable to the COVID-19 pandemic. If crude oil prices fail to rebound for a prolonged period, or if demand for our products and services does not rebound commensurately with oil prices, our operations, financial condition, and cash flows will be materially and adversely affected.
We face a significant debt maturity in December 2021 and if not addressed as contemplated by our Credit Facility, all amounts outstanding under our Credit Facility shall immediately become due and payable.
Our $120.6 million aggregate principal amount of Senior Secured Second-Priority Lien notes mature on December 15, 2021. If our cash flows from operations and other capital resources are insufficient to pay off or if we are unable to re-negotiate such notes, we may face substantial liquidity problems and may be forced to reduce or delay investments, dispose of material assets or operations, or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. In addition, if by September 15, 2021 we have not (1) repaid the Second Lien Notes, (2) extended the maturity of the Second Lien Notes to a date not earlier than October 31, 2023, or (3) submitted a written proposal summarizing our plan to either repay or extend the notes to the agent for the lenders (as defined in Note 5, “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements”) of the Credit Facility that has been approved by the agent, then the Credit Facility shall immediately become due and payable on such date. If the written proposal is submitted and approved by the agent by September 15, 2021, but we are unable to execute the approved proposal on or before October 31, 2021, the Credit Facility shall immediately become due and payable on such date. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results or operations.
We may not be entitled to forgiveness of our Paycheck Protection Program (PPP) Loan, and our application for it could be determined by the government to have been impermissible.
On April 15, 2020, we received loan proceeds of approximately $6.9 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We used the PPP Loan proceeds in accordance with the provisions of the CARES Act. The PPP Loan bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

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
In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act.
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
The disruption and uncertainty spurred by COVID-19 has created new avenues for phishing and other cyberattacks, which may impact us to a greater extent as we allow a significant number of our employees to work remotely.
The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) has warned that cybercriminals will take advantage of the disruption and uncertainty created by the COVID-19 pandemic in their cyberattacks. Increased exposure of our employees to phishing and other scams by cybercriminals in this environment could increase the risk of malicious software being installed on our system, and increase our risk of surrendering sensitive or confidential information. In response to COVID-19, we have been allowing a significant portion of our workforce to work from home. In line with this response, we have provided some employees with expanded remote network access options which enable them to work outside of our physical office locations, and, in this environment, more of our employees use their own personal devices, which can further increase these and other cybersecurity risks. A significant disruption of our information technology systems, unauthorized loss of, or dissemination of, confidential information, or legal claims resulting from our violation of privacy laws, could each have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2020, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2020 to July 31, 2020	—	$—	Not applicable	Not applicable
August 1, 2020 to August 31, 2020	—	$—	Not applicable	Not applicable
September 1, 2020 to September 30, 2020	41,470	$2.39	Not applicable	Not applicable
Total	41,470	$2.39

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three- and nine-months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Stockholders' Deficit for the three- and nine-months ended September 30, 2020 and 2019 and (vi) Footnotes to Condensed Consolidated Financial Statements.

104	Cover page interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
(Registrant)

By	/s/ Mike Morrison
Mike Morrison
Executive Vice President and Chief Financial Officer
Date: November 5, 2020