Form 10-K
period 2020-12-31
ION GEOPHYSICAL CORP
filed 2021-02-12
CIK 866609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12691

ION Geophysical Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2286646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2105 CityWest Blvd

Suite 100

Houston, Texas 77042-2855

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbaney-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2020 (the last business day of the registrant’s second quarter of fiscal 2020), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26.8 million based on the closing sale price per share $2.34 on June 30, 2020 as reported on the New York Stock Exchange.

As of February 8, 2021, the number of shares of common stock, $0.01 par value, outstanding was 14,981,513 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on May 12, 2021, to be filed pursuant to Regulation 14A	Part III

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

Item 1. Business

Going Concern and Existing Second Lien Notes Restructuring

As of December 31, 2020, we had $120.6 million in aggregate principal amount outstanding of our 9.125% Senior Secured Second Priority Notes due December 2021, which mature on December 15, 2021 (the “Existing Second Lien Notes”). The Existing Second Lien Notes, which are now classified as a current liability, raise substantial doubt about our ability to continue as a going concern within the next twelve months. Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Accordingly, our consolidated financial statements exclude certain adjustments that might result if we are unable to continue as a going concern. If we are unable to repay, refinance or restructure our Existing Second Lien Notes, which could result in the acceleration of the maturity of the outstanding balance on our Credit Facility, our assets may not be sufficient to repay in full the amounts owed to holders of our Existing Second Lien Notes or to lenders under our Credit Facility.

To address the upcoming maturity of our Existing Second Lien Notes, we executed a Restructuring Support Agreement supported by holders of our Existing Second Lien Notes representing approximately 92% of the aggregate principal amount outstanding under our Existing Second Lien Notes, to effect certain restructuring transactions (the "Restructuring Transactions"), and we are seeking stockholder approval of such Restructuring Transactions to be voted at a special meeting of stockholders scheduled for February 23, 2021 ("the Special Meeting"). The Restructuring Transactions, as further discussed in Item 7. “ Liquidity and Capital Resources” and in Footnote 1, "Summary of Significant Accounting Policies" of Footnotes to Consolidated Financial Statements, will allow us to extend the maturity of our Existing Second Lien Notes by four years to December 2025 by exchanging such notes for new convertible notes with a lower interest rate of 8% per annum. Accordingly, the consummation of the Restructuring Transactions and the conversion of the New Second Lien Notes, if converted, will have a substantial dilutive effect on our outstanding common stock. Shareholders will have the opportunity to participate in a concurrent rights offering to purchase the new convertible notes or our common stock in order to minimize dilution from the Restructuring Transactions. We anticipate the completion of the Restructuring Transactions by the end of March 2021.

We also entered into a restructuring support agreement with PNC Bank, National Association (“PNC”), the lender of our Credit Facility,  (the "PNC Restructuring Support Agreement") that will allow us, among others, to consummate and implement the Restructuring Transactions and waive any going concern event of default that would otherwise occur under our Credit Facility.

While we believe we will be successful in obtaining stockholders' approval and executing the Restructuring Transactions, there can be no assurances regarding the ultimate success, timing or extent of any such funding, which are dependent upon a variety of factors, many of which are outside of our control. In addition, no assurance can be given that any funding from the Restructuring Transactions, if approved by stockholders and obtained at all, will be adequate to fulfill our obligations and operate our business. Consequently, we may be required to obtain additional funding whether through private or public equity transactions, debt financing or other capital sources. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. If additional funding cannot be obtained on a timely basis and on satisfactory terms, it will have an adverse effect on our business, financial condition and results of operations.

COVID-19 Business Impact and Response

The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe. During 2020, the exploration and production (“E&P”) industry faced the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly for most of the year. Brent crude oil prices, which are most relevant to our internationally focused business, dropped 66% during the first quarter from $66 on January 1, 2020 to $23 on March 31, 2020. By the end of the second quarter, Brent crude oil prices rebounded to $41 per barrel, benefiting from increased global demand as pandemic restrictions started to ease and decreased production. Brent crude oil prices have remained relatively stable through the end of the year, increasing during the fourth quarter to end the year at $51 per barrel. Brent crude oil prices further increased to approximately $60 per barrel at the beginning of February 2021, which is consistent with prices a year ago. In an effort to stabilize oil prices by limiting supply, OPEC and other oil producing allies agreed to substantial production cuts throughout 2020 that were extended through March 2021.

While commodity prices can be volatile, the sharp decline throughout 2020 triggered E&P companies to reduce budgets by approximately 25%. Exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. Consequently, there has been a material slowdown in offshore seismic spending since the second quarter of 2020, and while we are seeing signs that could improve, we expect the market to remain challenging in 2021. However, the challenging market also serves as a catalyst to drive necessary cost restructuring and digital transformation of the E&P ecosystem.

Our management expects continued portfolio rationalization and high grading as E&P companies seek to find the best return on investment opportunities to meet oil and gas demand in the next decade. Near-term, due to the impact of the COVID-19, project high grading will likely be more acute due to budget reductions.  Over the last several years, we strategically shifted our portfolio closer to the reservoir, where revenue tends to be higher and more consistent. New Venture data acquisition offshore and Software and related personnel-based offshore services are expected to continue to be most impacted by COVID-19 travel restrictions. While offshore operations have been temporarily impacted by travel restrictions, we believe the demand for digitalization technologies will remain strong. In some cases, ION technology is expected to be more relevant and valuable in the current environment. For instance, ION expects offerings that facilitate remote working to see increased demand.

While 2020 revenues came in lower than the prior year due to the repercussions of the oil price volatility in early 2020 and the ongoing uncertainty from the COVID-19 pandemic, we made progress executing our strategy. We continue to work closely with our clients to understand their revised plans and to scale our business appropriately. We partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions that were outlined in our quarterly reports on Form 10-Q for the quarterly period ended March 31, 2020. To further mitigate the impact of COVID-19 and oil price volatility, management implemented a plan to preserve cash and manage liquidity as follows:

•

Scaled down personnel costs and operating expenses in April 2020 by another $18.0 million during the remaining nine months of 2020, building on the over $20.0 million of cuts made in January 2020. These further reductions are primarily through a variety of furlough programs and reduced compensation arrangements across our worldwide workforce. Our executives took a 20% base salary reduction and a tiered reduction scheme has been cascaded to the rest of the worldwide workforce. Our Board of Directors took a 20% reduction in directors' fees. In addition, we have curtailed use of external contractors, decreased travel and event costs and implemented new systems and processes that more efficiently support our business.

•

Reduced capital expenditures to approximately $28.0 million (a portion of which were pre-funded or underwritten by our customers), down from the original budget of $35.0 million to $50.0 million, to reflect both reduced seismic demand and travel/border restrictions impacting new data acquisition offshore. The majority of capital expenditures relate to investments in multi-client data. This provides flexibility to aggressively reduce cash outflows while shifting to significantly lower cost reimaging programs.

•

Applied for and continue to explore various government assistance programs, of which approximately $6.9 million was received and applied against qualifying expenditures during the second quarter. Receipt of this assistance allowed us to avoid further staff reductions while supporting our ongoing operations.

•

Re-negotiated existing lease agreements for our significant locations to obtain rent relief of approximately $4.0 million. The majority of the cash savings from the rent relief is from July 2020 to March 2021. See Footnote 14 "Lease Obligations" of Footnotes to Consolidated Financial Statements for further details.

•

Announced the sale of our 49% ownership interest in INOVA Geophysical joint venture (defined below in "Our Business") for $12.0 million subject to regulatory approvals and other closing conditions. Closing of the transaction is expected in 2021.

•

Entered into a settlement agreement with WesternGeco L.L.C ("WesternGeco") ending the decade-long patent litigation. See Footnote 9 "Litigations" of Footnotes to Consolidated Financial Statements for further details.

Our Business

ION is an innovative, asset light global technology company that delivers powerful data-driven decision-making offerings to the offshore energy and ports and harbors markets. We are entering a fourth industrial revolution where technology is fundamentally changing how decisions are made. Decision-making is shifting from what was historically an art to a science. Data, analytics and digitalization provide a step-change opportunity to translate information into insights to enhance decisions, gain a competitive edge and deliver superior returns.

We have been a leading technology innovator for over 50 years. While the traditional focus of our technology has been on the E&P industry, we are now broadening and diversifying our business into relevant adjacent markets such as E&P logistics and ports and harbors. Our offerings are focused on improving subsurface knowledge to enhance E&P decision-making and enhancing situational awareness to optimize offshore operations. We serve customers in most major energy producing regions of the world from strategically located offices.

The Company is publicly listed on the New York Stock Exchange under the ticker IO. ION is headquartered in Houston, Texas with regional offices around the world. The company has 428 employees, about half of whom are in technical roles and a quarter have advanced degrees. We have approximately 450 patents and pending patent applications in various countries around the world.

We provide our services and products through two business segments - E&P Technology & Services and Operations Optimization. In addition, we have a 49% ownership interest in INOVA Geophysical Equipment Limited (“INOVA Geophysical,” or “INOVA”), a joint venture with BGP Inc. (“BGP”), a subsidiary of China National Petroleum Corporation. BGP owns the remaining 51% equity interest in INOVA. We wrote our investment in INOVA down to zero in 2014. See further discussion below on our agreement to sell our interest in INOVA.

Our E&P Technology & Services segment creates digital data assets and delivers services to help E&P companies improve decision-making, reduce risk and maximize value. Across the E&P lifecycle, our E&P offerings focus on driving customer decisions, such as which blocks to bid on and for how much, how to maximize portfolio value, where to drill wells or how to optimize production.

Our Operations Optimization segment develops mission-critical subscription offerings and provides engineering services that enable operational control and optimization offshore. This segment is comprised of our Optimization Software & Services and Devices offerings. Our advanced hardware and software offerings control some of the largest moving objects on the planet and in some of the harshest conditions.

We historically conducted our land seismic equipment business through INOVA, which manufactures land seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks), and energy source controllers. In March 2020, we announced an agreement to sell our 49% ownership interest in INOVA joint venture for $12.0 million, subject to regulatory approvals and other closing conditions. Closing of the transaction is expected in 2021.

Services and Products

E&P Technology & Services. Our offerings are designed to help E&P companies improve decision-making, reduce risk and maximize value. Within our E&P Technology and Services segment, there are two synergistic groups: Imaging and Reservoir Services and Ventures. Our Imaging and Reservoir Services group provides advanced data processing, imaging and reservoir services designed to maximize image quality and subsurface insights, helping E&P companies reduce exploration and production risk, evaluate and develop reservoirs, and increase production. Imaging and Reservoir Services continually develops and applies proprietary processing algorithms via its imaging engine to data owned or licensed by our customers to translate raw data into subsurface images. We continually enhance our novel workflows and maintain a leading-edge infrastructure to efficiently deliver the best image quality.

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

Our Ventures group leverages the world-class geoscience skills of the Imaging and Reservoir Services group to create global digital data assets that are licensed to multiple E&P companies to optimize their investment decisions. Our global data library consists of over 740,000 km of 2D and over 380,000 sq km of 3D multi-client seismic data in virtually all major offshore petroleum provinces. Ventures has the capability and expertise to manage multi-client or proprietary surveys, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. We focus on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, while outsourcing asset-intensive components (such as field acquisition) to experienced contractors.

Occasionally we develop proprietary technology solutions that fill a gap we have identified in the market and support our multi-client program development efforts.  For example, previously we created an under-ice acquisition solution to collect data in the Arctic and Marlin™ was initially developed to help manage our own complex survey operations. In 2020, we commercialized Gemini™ extended frequency source technology. Gemini’s unique design efficiently supports substantially improved data quality and lower environmental impact desired by the industry. This important ingredient to enhancing subsurface knowledge differentiates ION as we expand into the larger 3D multi-client new acquisition market while maintaining our asset light approach.

We offer our services to customers on both a proprietary and multi-client (non-exclusive) basis. In both cases, a majority of our exposure to survey costs are generally pre-funded by our customers, limiting our cost exposure. The period during which our multi-client surveys are being designed, acquired or processed is referred to as the “New Venture” phase. Once the New Venture phase is completed, the surveys become part of our Data Library. For proprietary services, the customer has exclusive ownership of the data. For multi-client surveys, we generally retain ownership of our long-term exclusive marketing rights to the data and receive ongoing revenue from subsequent data license sales.

Operations Optimization. Our Operations Optimization segment develops mission-critical subscription offerings and provides engineering services that enable operational control and optimization offshore. Our advanced systems improve situational awareness, communication and risk management to enable rapid, informed decisions in challenging offshore environments. Our industry-leading mission management, navigation, communications and sensing technologies enable safer, more efficient operations.

This segment is comprised of our Optimization Software & Services and Devices offerings.

Our Optimization Software & Services group provides survey design, command and control software systems and related services for marine towed streamer and seabed operations. Our software business commands recurring, premium subscription revenues. We are market leaders in our core business and adapted our platform to more broadly optimize operations beyond our core market. Our software offerings leverage a leading data integration platform to control and optimize operations. Engineering services experts deliver in-field optimization services, equipment maintenance and training to maximize value from our offerings.

We extended our successful seismic command and control platform to optimize operations more broadly. Marlin is cloud-based software designed to maximize the safety and efficiency of complex offshore operations by integrating a variety of data sources in real-time with operational plans to improve situational awareness and decision-making. Akin to air traffic control systems, Marlin enables multiple stakeholders to share and visualize vessel route plans, foresee and avoid conflicts between vessels and fixed assets, optimize schedules safely within a rules-based environment, and measure and improve asset performance.

Our Devices group develops intelligent equipment controlled by our software to optimize operations. Our Devices group develops, manufactures and repairs marine data acquisition systems, diverters, sensors and compasses, which, in addition to seismic, have been deployed in marine robotics, scientific, E&P, defense and other commercial applications.

INOVA Geophysical. INOVA manufactures land acquisition systems, land source products and source controllers and multicomponent sensors. We wrote our investment in INOVA down to zero in 2014.

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

E&P Subsurface Data Collection and Use

Since the 1930s, oil and gas companies have sought to reduce exploration risk by using seismic data to create an image of the Earth’s subsurface. Seismic imaging plays a fundamental role in hydrocarbon exploration and reservoir development by delineating structures, rock types and fluid locations in the subsurface. Our technologies, services and solutions are used by E&P companies to generate high-resolution images of the Earth’s subsurface to identify hydrocarbons, pinpoint drilling locations and monitor production from existing wells.

Typically, an E&P company engages the services of a geophysical acquisition contractor to develop a seismic survey design, secure permits, coordinate logistics, and acquire seismic data in a selected area. E&P companies generally rely on third parties, such as ION, to provide the contractor with equipment, navigation and data management software, and field support services necessary for data acquisition. After the data is collected, the same geophysical contractor, a third-party data processing company, or the E&P company itself will process the data using proprietary algorithms and workflows to create a series of seismic images. Geoscientists then interpret the data by reviewing the images of the subsurface and integrating the geophysical data with other geological and production information such as well logs or core information.

Seismic data is collected when recording devices placed on the Earth’s surface, sea floor, or carried within the streamer cable of a towed streamer vessel, measure how long it takes for sound vibrations to echo off rock layers underground. For seismic data acquisition onshore, the acoustic energy producing the sound vibrations is generated by large vibroseis (vibrator) vehicles. In marine acquisition, the energy is provided by source arrays that deliver compressed air into the water column. The acoustic energy propagates through the subsurface as a spherical wave front, or seismic wave. Interfaces between different types of rocks will both reflect and transmit this wave front. Onshore, the reflected signals return to the surface where they are measured by sensitive receivers called analog coil-spring geophones. Offshore, the reflected signals are recorded by either hydrophones towed in an array behind a streamer acquisition vessel or by multicomponent geophones or micro electromechanical system sensors that are placed directly on the ocean floor. Once the recorded seismic energy is processed using advanced algorithms and workflows, images of the subsurface can be created to depict the structure, lithology (rock type), fracture patterns, and fluid content of subsurface horizons, highlighting the most promising places to drill for oil and natural gas. This processing also aids in engineering decisions, such as drilling and completion methods, as well as decisions affecting reservoir production and economic decisions related to infrastructure and reserves in place.

Markets and Customers

Oil and gas prices have rebounded, however, we expect the market to remain challenging in the near-term. E&P companies' focus on value generation and cash preservation continues to affect exploration spending. We are diversifying our revenues in other markets to help mitigate the impact of oil and gas cycles. Our primary customers are E&P companies to whom we market and offer services, primarily multi-client seismic data programs from our Ventures group, data processing, imaging and reservoir services from our Imaging and Reservoir Services group, as well as consulting services from our Optimization Software & Services group. In 2020, E&P companies accounted for approximately 78% of our total consolidated net revenues. Secondarily, seismic contractors purchase our towed streamer data acquisition systems and related equipment and software to collect data in accordance with their E&P company customers’ specifications or for their own seismic data libraries.

We are actively diversifying our software and hardware into adjacent markets, primarily focused on ports and harbors. Ports and harbors are undergoing a digital transformation that is fundamentally changing operations and increasing efficiency. Tier 1 ports have been leading the digital transformation, and there's an emerging need for Tier 2 and Tier 3 ports to do so as well to compete. New disruptive technologies, such as artificial intelligence, Internet of Things and Blockchain have the potential to transform port efficiency.

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

We sell our services and products through a direct sales force consisting of employees and international third-party sales representatives responsible for key geographic areas. The majority of our foreign sales are denominated in U.S. dollars. During 2020, 2019 and 2018, sales to destinations outside of North America accounted for approximately 92%, 84% and 89% of our consolidated net revenues, respectively. Further, systems and equipment sold to domestic customers is frequently deployed internationally and, from time to time, certain foreign sales require export licenses.

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

Our Ventures group within our E&P Technology & Services segment faces competition in creating, developing and selling multi-client data from a number of companies. CGG (an integrated geophysical company), Schlumberger (a large integrated oilfield services company) and TGS all have an asset light strategy. Shearwater, Polarcus and BGP run acquisition crews and also compete in multi-client data acquisition. PGS is the only integrated provider delivering both.

Our Imaging and Reservoir Services group within our E&P Technology & Services segment competes with companies that provide data processing services to E&P companies. See “Services and Products - E&P Technology & Services Segment.” While the barriers to enter this market are relatively low, we believe the barriers to compete at the higher end of the market where our efforts are focused - are significantly higher. At the higher end of this market, CGG and Schlumberger are our two primary competitors for advanced imaging and reservoir services. Both of these companies are significantly larger than ION in terms of revenue, processing locations and sales, marketing and financial resources.

Our principal competitor for marine equipment is Sercel, a manufacturing subsidiary of CGG. We also compete with other equipment companies on a product-by-product basis. Our ability to compete effectively in the manufacture and sale of seismic instruments and data acquisition systems depends principally upon continued technological innovation, as well as pricing, system reliability, reputation for quality and ability to deliver on schedule.

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

Outside of our core market, we compete with a number of software and hardware technology companies. The market for ports and harbors technologies tends to be very fragmented with a range of huge multi-billion dollar competitors to new startups. The closest competitor to Marlin in ports and harbors is PortMaster, software developed by the Port of Rotterdam.

Our Strategy

The key elements of our business strategy are to:

•	Leverage our technologies to create value through data capture, analysis and optimization to enhance companies’ critical decision-making abilities and returns. Data, analytics and digitalization provide a step-change opportunity to translate information into insights to enhance decisions, gain a competitive edge and deliver superior returns. As a result, decision-making is shifting from what was historically an art to a science. ION offerings are focused on improving E&P decision-making and optimizing offshore operations.

•	Expand our E&P Technology & Services business, focusing on delivering value closer to the reservoir. Over the last several years, we have made an effort to diversify our offerings within the E&P life cycle and move closer to the reservoir. Historically known for our 2D programs, we initially materially entered the 3D multi-client market by reimaging existing seismic data using our advanced data processing techniques and algorithms. We rapidly grew our data library in Mexico and Brazil, making a name for ourselves in 3D. Building on this success, in 2020 we set our sights on entering the larger 3D multi-client new acquisition market. Our Gemini source and top tier imaging are key ingredients to successfully executing this strategy. We believe shifting to more reservoir-focused E&P offerings will increase earnings and position our company better for E&P cycles.

•	Expand our Operations Optimization business into relevant adjacent markets. While our traditional focus for technology has been on the seismic industry, we are broadening and diversifying our software and equipment businesses into relevant adjacent markets such as E&P logistics and ports and harbors. Adjacent markets broaden our opportunity to better monetize our return on technology investments while reducing our susceptibility to E&P cycles. We intend to grow our revenues from these non-seismic markets over the next 5 years.

•

Continue investing in advanced software and equipment technology to provide next generation services and products. Our industry is competitive and continually evolving, so we intend to continue investing in the development of new technologies to stay on the cutting-edge of innovation. A key element of our business strategy has been to understand the challenges faced in survey planning, data acquisition, processing, and interpretation and offshore operations. We will continue to develop and offer technology and services that enable us to work with clients to solve their unique challenges around the world. In particular, we intend to focus on the development of our Gemini extended frequency source, our Marlin operations optimization software, and continued advancement of our data processing and imaging workflows, such as FWI, with the goal of obtaining technical and market leadership in what we continue to believe are important and expanding markets. In 2020, our total investment in research and development and engineering was equal to approximately 11% of our total consolidated net revenues for the year.

Our Strengths

We believe that we are solidly positioned to successfully execute the key elements of our business strategy based on the following competitive strengths:

•

We develop and leverage innovative technology platforms to improve decision-making and profitability. Our data management and analysis platforms help derive insights from data we acquire to improve E&P decision-making and optimize offshore operations. The data can be used to decide whether and how much to bid on a block, how to maximize production from a field, or how to optimize the safety and efficiency of complex maritime projects. Our operations optimization platform and imaging engine are the core underlying technology and we continually advance our complex algorithms to improve the resulting analysis.

•

We focus on higher potential return offerings and creative business models to maximize shareholder value. We streamlined our business and focused on the areas with the highest potential returns because we believe every dollar invested should go further. In addition, we aim to structure both the project financing and payment in a way to maximize profit, such as sharing in the success of a project.

•

Our asset light strategy enables us to avoid significant fixed costs and remain financially flexible. We do not own a fleet of marine vessels and do not provide our own crews to acquire seismic data. We outsource seismic data acquisition activity to third parties that operate fleets of seismic vessels and equipment. This practice enables us to avoid significant fixed costs associated with these assets and personnel and to manage our business in a manner that provides flexibility to quickly scale up or down our capital investments based on E&P spending levels. We actively manage the costs of developing our multi-client data business by having our customers partially pre-fund, or underwrite, the investment for any new project. Our target goal is to have a vast majority of the total cost of each new project’s data acquisition to be underwritten by our customers. We believe this conservative approach to multi-client data investment is the most prudent way to reduce the impact of any sudden reduction in the demand for seismic data, giving us the flexibility to aggressively reduce cash outflows as we have successfully implemented in the current industry downturn.

•

Our global footprint and diversified portfolio approach enable us to offset regional downturns or local slowdowns. Conducting business around the world has been and will continue to be a key component of our strategy. This global focus and diversified portfolio approach have been helpful in minimizing the impact of any regional or country-specific slowdown for short or extended periods of time. While the traditional focus of our technology has been on the seismic industry, we are now broadening and diversifying our business into relevant adjacent markets such as E&P logistics and ports and harbors. Adjacent markets broaden our opportunity to better monetize our return on technology investments while reducing our susceptibility to E&P cycles.

•

We have a diversified and blue chip customer base. We provide services and products to a diverse, global customer base that includes many of the largest oil and gas and geophysical companies in the world, including National Oil Companies (“NOCs”) and International Oil Companies (“IOCs”). Whereas almost all of our revenues in the early 2000s were derived from seismic service providers, in 2020, E&P companies accounted for approximately 78% of our total consolidated net revenues.

Product Research and Development

Our ability to compete effectively depends principally upon continued innovation in our underlying technologies and the value we can provide to inform decisions. As such, the overall focus of our research and development efforts has remained on improving the quality and value of the data we provide and the subsurface images we generate. In particular, we have concentrated on enhancing the quality of the information that can be extracted from the subsurface images. Research and development efforts in 2020 targeted a range of new technologies.

The Ventures group commercialized new Gemini extended frequency source technology to improve subsurface imaging and environmental performance.

The Imaging and Reservoir Services group continued to enhance its high-end workflows, such as FWI, and invest in infrastructure to efficiently deliver Tier 1 image quality.

The Optimization Software & Services group continues enhancing core survey design and command and control software while broadening Marlin’s capabilities for adjacent markets, primarily for ports and harbors.

Development within the Devices group was focused on new technologies for adjacent markets and sustaining our existing portfolio of technologies. We continue to invest in the development of new sensors within and outside our core business.

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

Intellectual Property

We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. We have approximately 450 patents and pending patent applications, including filings in international jurisdictions with respect to the same kinds of technologies. Although our portfolio of patents is important to our operations, and particular patents may be material to specific business lines, no one patent is considered essential to our consolidated business operations.

Our patents, copyrights and trademarks offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult, and we may be unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States, including the potential for adverse decisions by judicial or administrative bodies in foreign countries with unpredictable or corrupt judicial systems. From time to time, third parties inquire and claim that we have infringed upon their intellectual property rights and we make similar inquiries and claims to third parties. Material intellectual property litigation is discussed in detail in Footnote 9 “Litigations” of Footnotes to Consolidated Financial Statements.”

The information contained in this Annual Report on Form 10-K contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “DigiFIN,”  “Orca,” and “MESA,” refer to the DigiFIN®, ORCA® and MESA® registered marks owned by ION or their affiliates, and the terms “BasinSPAN,” “DigiBIRD II,” "DigiSTREAMER," “Gator,” “SailWing,” “Marlin,” and "Gemini" refer to the BasinSPAN™, DigiBIRD II™, DigiSTREAMER™, GATOR™, SailWing™, Marlin™ and Gemini™   trademarks and service marks owned by ION or their affiliates.

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

On January 20, 2021, the acting secretary of the U.S. Department of Interior issued an order, effective immediately, mandating a 60-day moratorium on new oil and gas leases and drilling permits on federal lands and waters, and more recently President Biden recently announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Our global footprint and diversified portfolio approach helps minimize the impact of any regional or country-specific slowdown. We are primarily focused internationally offshore, and unlike our peers, we have a fairly modest exposure to the Gulf of Mexico. Our 2D data library in the Gulf of Mexico is a mature, exploration-focused offering that is already very well subscribed by incumbent block holders. The 3D data library we have onshore North America covers private, not public, acreage. Should the moratorium result in longer-term changes, this could drive large scale E&P company portfolio investment more towards international offshore, which would be better aligned with our offerings.

President Biden and the Democratic Party, which now controls Congress, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. A recent executive order issued by President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirmed the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures.

To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially adversely affected.

Environmental Matters

Governments and regulatory agencies in the European Union, the United States and other regions, as well as the public, have been increasingly focused on curtailing the emission of carbon dioxide and other greenhouse gases, and on ameliorating their effect on the climate.  There are many proposals at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases, and these proposals will likely continue to proliferate. One such proposal is the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. The United States withdrew from the Paris Agreement under the Trump Administration, but Biden recommitted the United States to it upon assuming office.

There have also been efforts in recent years to encourage sovereign wealth funds, public pension funds, universities, and other investors to avoid investments in companies involved in hydrocarbon exploration and production, and to encourage lenders and other financial services companies to limit or curtail activities with them. These activities could have a material adverse effect on our share price, on our ability to secure financing, and on our ability to generate revenue.

We could also face climate‐related litigation with respect to our operations or products. A number of cities, local governments and other plaintiffs have sought to bring suit against companies involved in hydrocarbon exploration and production, alleging, among other things, that such companies contribute to climate change, or that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. While we are not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Employees

We pride ourselves on providing a diverse, inclusive culture; challenging, rewarding work; technical training and career development programs. In light of COVID-19, we are also providing flexibility where to possible to enable remote working and flexible hours.

ION has a strong organizational culture built on five principles that we believe will enable us deliver the best results for our clients and shareholders. The cultural pillars include themes of entrepreneurialism, accountability, collaboration, customer-centricity, and innovation.

As an organization with diverse employees, ION is committed to supporting and advancing our ‘One ION’ culture that deeply values and respects diversity and inclusion. In 2020, ION established a diversity and inclusion policy and advocacy group to further strengthen this mission. We have worked to increase the diversity of our Board of Directors, leadership team and overall workforce in the last couple of years. We also take measures to ensure equity, such as providing employees equal access to opportunities, such as equity in pay, and recruiting strategies aimed at hiring diverse talent.

Historically we have maintained a healthy employee retention rate, which for 2020 was 92%. In addition, the average tenure of our active employees is 12 years, a key determinant of overall employment satisfaction.

As of December 31, 2020, we had 428 regular, full-time employees, 56% of whom were located in the U.S. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or retain as independent contractors in order to most effectively achieve our business objectives. Our U.S. employees are not represented by any collective bargaining agreement, and we have never experienced a labor-related work stoppage. We believe that our employee relations are satisfactory.

Financial Information by Segment and Geographic Area

For a discussion of financial information by business segment and geographic area, see Footnote 3 “Segment and Geographic Information” of Footnotes to Consolidated Financial Statements.

Available Information

Our executive headquarters are located at 2105 CityWest Boulevard, Suite 100, Houston, Texas 77042-2855. Our telephone number is (281) 933-3339. Our home page on the Internet is www.iongeo.com. We make our website content available for information purposes only. Unless specifically incorporated by reference in this Annual Report on Form 10-K, information that you may find on our website is not part of this report.

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

Item 1A. Risk Factors

This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	our ability to continue as a going concern;
•	our ability to timely commence and complete the restructuring transactions, if at all;
•	our ability to comply with our debt financial covenants;
•	the impact of the COVID-19 pandemic on our business, financial condition, and results of operations;
•	future levels of capital expenditures and of our customers for seismic activities;
•	future oil and gas commodity prices;
•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;
•	future implications of our negative working capital and stockholders’ deficit, including future cash needs and availability of cash, to fund our operations and pay our obligations;
•	the effects of current and future unrest in the Middle East, North Africa and other regions;
•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;
•	the effects of ongoing and future industry consolidation;
•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our E&P Technology & Services segment;
•	future government laws or regulations pertaining to the oil and gas industry, including trade restrictions, embargoes and sanctions imposed by the U.S. government or laws curtailing the exploration for, or use of; hydrocarbons;
•	future government actions that may result in the deprivation of our contractual rights, including the potential for adverse decisions by judicial or administrative bodies in foreign countries with unpredictable or corrupt judicial systems;
•	expected net revenues, gross margins, income from operations and net income for our services and products;
•	future seismic industry fundamentals, including future demand for seismic services and equipment;
•	future benefits to our customers to be derived from new services and products;
•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;
•	future growth rates for our services and products;
•	the degree and rate of future market acceptance of our new services and products;
•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;
•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;
•	future opportunities for new products and projected research and development expenses;
•	expectations regarding realization of deferred tax assets;
•	expectations regarding the impact of the U.S. Tax Cuts, Jobs Act and CARES Act;
•	expectations regarding the approval of our request for forgiveness of the PPP Loan;
•	anticipated results with respect to certain estimates we make for financial accounting purposes;
•	future success dependent on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization;
•	breaches to our systems could lead to loss of intellectual property, dissemination of highly confidential information, increased costs and impairment of our ability to conduct our operations;
•	evolving cybersecurity risks, such as those involving unauthorized access or control, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
•	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties; and
•	anticipated approval of the INOVA sale by applicable regulators.

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

Risks Related to our Financial Condition and Indebtedness

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2020, we had $120.6 million in aggregate principal amount outstanding of our 9.125% Senior Secured Second Priority Notes, which mature on December 15, 2021 (the “Existing Second Lien Notes”). The Existing Second Lien Notes, which are now classified as a current liability, raise substantial doubt about our ability to continue as a going concern within the next twelve months. If we are unable to repay, refinance or restructure our Existing Second Lien Notes, which could result in the acceleration of the maturity of the outstanding balance on our Credit Facility, our assets may not be sufficient to repay in full the amounts owed to holders of our Existing Second Lien Notes or to lenders under our Credit Facility. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included elsewhere in this Form 10-K.

We may not be able to timely refinance our Existing Second Lien Notes, or at all, which will adversely affect our financial condition.

To address the upcoming maturity of our Existing Second Lien Notes, we entered in a Restructuring Support Agreeme nt with holders of our Existing Second Lien Notes representing approximately  92% of the aggregate principal amount outstanding under our Existing Second Lien Notes, to effect certain restructuring transactions (the "Restructuring Transactions"), and we are seeking stockholder approval of such Restructuring Transactions to be voted at a special meeting of stockholders scheduled for February 23, 2021 (the "Special Meeting"), as further discussed in Item 1. Business and in   Footnote 1 " Summary of Significant Accounting Policies" of Footnotes to Consolidated Financial Statements. While management believes it will be successful in executing the Restructuring Transactions, there can be no assurances regarding the ultimate success or timing of such Restructuring Transactions, which are dependent on numerous factors, many of which are outside our control. If we are unable to complete the Restructuring Transactions, we will consider other restructuring alternatives available to us at that time. Those alternatives may be limited and may include obtaining relief under the U.S. Bankruptcy Code. Any such alternatives will involve significant uncertainties, costs and other risks, and distract our management from operating our business. The success of any such alternatives cannot be predicted at this time. Even if we are successful with the Restructuring Transactions or any alternative transactions, our ability to avoid a future in-court restructuring under the U.S. Bankruptcy Code is not guaranteed.

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

At December 31, 2020, our total indebtedness outstanding was approximately $143.7 million, consisting of approximately $120.6 million in aggregate principal amount outstanding of our Senior Secured Second-Priority Notes, $0.7 million of equipment finance lease obligations, $22.5 million in borrowings outstanding  under our Credit Facility, and $0.9 million in aggregate principal amount outstanding of other short-term debt, partially offset by $1.0 million of debt issuance costs. Under our Credit Facility, the lender has committed $50.0 million of revolving credit, subject to a borrowing base. At December 31, 2020, we had $7.4 million of borrowing base availability under the Credit Facility. The amount available will increase or decrease monthly as our borrowing base changes. We may also incur additional indebtedness in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our high level of indebtedness could have negative consequences to us, including:

•	we may not be able to continue as a going concern;
•	we may have difficulty satisfying our obligations with respect to our outstanding debt;
•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;
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

The indenture governing the Existing Second Lien Notes imposes, (and the terms of any future indebtedness could impose) operating and other restrictions on us and our subsidiaries. Such restrictions affect, or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;
•	create liens;
•	pay dividends and make other distributions in respect of our capital stock;
•	redeem our capital stock;
•	make investments or certain other restricted payments;
•	sell certain kinds of assets;
•	enter into transactions with affiliates; and
•	effect mergers or consolidations.

The restrictions contained in the indenture governing the Existing Second Lien Notes could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and
•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants could result in a default under the indenture governing the Existing Second Lien Notes. If an event of default occurs, the trustee and holders of the Existing Second Lien Notes could elect to declare all principal amount outstanding, together with accrued and unpaid interest, to be immediately due and payable. An event of default under the indenture governing the Existing Second Lien Notes would also constitute an event of default under our Credit Facility, which would lead to an acceleration of our obligations under the Credit Facility, including the maturity of all borrowings outstanding, together with accrued and unpaid interest. Should this occur, it may cause us to face substantial liquidity problems and may force us to reduce or delay investments, dispose of material assets or operations, or issue additional debt or equity. See “—There is substantial doubt about our ability to continue as a going concern” above and  Footnote 5 “Long-term Debt” of the Footnotes to Consolidated Financial Statements appearing below in this Form 10-K.

We may not be entitled to forgiveness of our Paycheck Protection Program Loan, and our application for it could be determined by the government to have been impermissible.

On April 15, 2020, we received loan proceeds of approximately $6.9 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We have used the PPP Loan proceeds in accordance with the provisions of the CARES Act. The PPP Loan bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. During fourth quarter 2020, the Company applied to PNC for forgiveness of the amount due under the PPP Loan.

Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the Covered Period, which is 8 weeks or 24 weeks (at the election of the Company) beginning on the date of the first disbursement of the PPP Loan. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal amount of the PPP Loan that is not forgiven, along with accrued and unpaid interest for a period of two years (the PPP Loan will be due in 2022), and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID -19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above that we were required to provide in connection with our application for the PPP Loan did not contain any objective criteria and is subject to interpretation.

However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have not been in compliance with these requirements or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, including significant civil, criminal and administrative penalties, which could also result in adverse publicity and damage to our reputation. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and the incurrence of additional legal and reputational costs. If we were to be audited or reviewed by the SBA or other government entity and receive an adverse determination or finding in such audit review, we could be required to return the full amount of the PPP Loan. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to COVID-19 Pandemic

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

Risks Related to the Operation of our Business

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

Demand for our services and products depends upon the level of spending by E&P companies and seismic contractors for exploration and production activities, and those activities depend in large part on oil and gas prices. Spending by our customers on services and products that we provide is highly discretionary in nature, and subject to rapid and material change. Any decline in oil and gas related spending on behalf of our customers could cause alterations in our capital spending plans, project modifications, delays or cancellations, general business disruptions or delays in payment, or non-payment of amounts that are owed to us, any one of which could have a material adverse effect on our financial condition. E&P companies’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:

•	the supply of and demand for oil and gas;
•	the level of prices, and expectations about future prices, of oil and gas;
•	the cost of exploring for, developing, producing and delivering oil and gas;
•	the expected rates of decline for current production;
•	the discovery rates of new oil and gas reserves;
•	weather conditions, including hurricanes, that can affect oil and gas operations over a wide area, as well as less severe inclement weather that can preclude or delay seismic data acquisition;
•	domestic and worldwide economic conditions;
•	public health crises, such as the coronavirus outbreak at the beginning of 2020;
•	changes in government leadership;
•	political instability in oil and gas producing countries;
•	technical advances affecting energy consumption;
•	government policies regarding the exploration, production and development of oil and gas reserves;
•	the ability of oil and gas producers to raise equity capital and debt financing;
•	merger and divestiture activity among oil and gas companies and seismic contractors; and
•	compliance by members of OPEC and non-OPEC members, such as Russia, with agreements to cut oil production.

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

We invest significant amounts in acquiring and processing new seismic data to add to our E&P Technology & Services’ multi-client data library. The costs of most of these investments are funded by our customers, with the remainder generally being recovered through future data licensing fees. In 2020, we invested approximately $27.2 million in our multi-client data library. Our customers generally commit to licensing the data prior to us initiating a new data library acquisition program. However, the aggregate amounts of future licensing fees for this data are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the library, and the availability of similar data from competitors.

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

Reductions in demand for our seismic data, or lower revenues of or cash flows from our seismic data, may result in a requirement to increase amortization rates or record impairment charges in order to reduce the carrying value of our data library.  For 2020, we wrote down our multi-client data library by $1.2 million resulting from our quarterly impairment review. These increases or charges, if required, could be material to our operating results for the periods in which they are recorded.

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

The majority of our foreign sales are denominated in U.S. dollars. Sales to customer destinations outside of North America represented 92%, 84% and 89% of our consolidated net revenues for 2020, 2019 and 2018, respectively. We believe that export sales will remain a significant percentage of our revenues. U.S. export restrictions affect the types and specifications of products we can export. Additionally, in order to complete certain sales, U.S. laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses.

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

Our business is exposed to risks related to customer concentration. In 2020, we had two customers (BHP and Shell) with sales that exceeded 10% of our consolidated net revenues. In 2019, we had one customer (Petrobras) with sales that each exceeded 10% of our consolidated net revenues and we had two customers (Exxon Mobil and Petrobras) with sales that exceeded 10% of our consolidated net revenues for 2018. Our top five customers together accounted for approximately 55%, 40% and 39% of our consolidated net revenues during 2020, 2019 and 2018. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization. We require highly skilled personnel to operate and provide technical services and support for our businesses. Competition for qualified personnel required for our data processing operations and our other businesses has intensified recently, presenting challenges for us to recruit, train and retain our employees while managing the impact of potential wage inflation and the lack of available qualified labor in some markets where we operate. A well-trained, motivated and adequately-staffed work force has a positive impact on our ability to attract and retain business. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

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

Increased regulation and litigation around climate change could negatively impact our business.

Governments and regulatory agencies in the European Union, the United States and other regions, as well as the public, have been increasingly focused on curtailing the emission of carbon dioxide and other greenhouse gases, and on ameliorating their effect on the climate.  There are many proposals at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases, and these proposals will likely continue to proliferate. One such proposal is the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. The United States withdrew from the Paris Agreement under the Trump Administration, but Biden recommitted the United States to it upon assuming office.

There have also been efforts in recent years to encourage sovereign wealth funds, public pension funds, universities, and other investors to avoid investments in companies involved in hydrocarbon exploration and production, and to encourage lenders and other financial services companies to limit or curtail activities with them. These activities could have a material adverse effect on our share price, on our ability to secure financing, and on our ability to generate revenue.

We could also face climate‐related litigation with respect to our operations or products. A number of cities, local governments and other plaintiffs have sought to bring suit against companies involved in hydrocarbon exploration and production, alleging, among other things, that such companies contribute to climate change, or that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. While we are not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

Our manufacturing processes require us to purchase quality components. In addition, we use contract manufacturers as an alternative to our own manufacturing of products. We have outsourced the manufacturing of our products, including our towed marine streamers and geophone manufacturing. Certain components used in our towed marine manufacturing operations are currently provided by a single supplier. Without these sole suppliers, we would be required to find other suppliers who could build these components for us, or set up to make these parts internally. If, in implementing any outsource initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our services and products may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.

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

Historically, demand for our services and products has been sensitive to the level of exploration spending by E&P companies and seismic contractors. The demand for our services and products will be lessened if exploration expenditures by E&P companies are reduced. During periods of reduced levels of exploration for oil and natural gas, there have been oversupplies of seismic data and downward pricing pressures on our seismic services and products, which, in turn, have limited our ability to meet sales objectives and maintain profit margins for our services and products. In the past, these then-prevailing industry conditions have had the effect of reducing our revenues and operating margins. The markets for oil and gas historically have been volatile and may continue to be so in the future.

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

We derived approximately 92% of our 2020 consolidated net revenues from international sales, subjecting us to risks relating to fluctuations in currency exchange rates. Currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We operate in a wide variety of jurisdictions, including the United Kingdom, Brazil, Mexico, China, Canada, Russia, the United Arab Emirates, Egypt and other countries. Certain of these countries have experienced geopolitical instability, economic problems and other uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world, or the collectability of receivables, our future results of operations, liquidity and financial condition may be adversely affected.

We currently require customers in certain higher risk countries to provide their own financing. We do not currently extend long-term credit through notes to our customers.

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

In July 2018, we prevailed in an arbitration that we initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to our ability to continue to license data under our IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, we were ordered to escrow approximately $4.5 million in sales proceeds that we had received in respect of sales from the IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. The DGH’s request to vacate the arbitration award is currently scheduled to be heard by the court in India on March 5, 2021. We have not escrowed the money as of December 31, 2020.  If we are required to escrow the money or the arbitration award is overturned, it could have a material adverse effect on our liquidity and our financial condition. See Footnote 9 “Litigations” of Footnotes to Consolidated Financial Statements.”

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

Reductions in or an impairment of the value of our goodwill and other long-lived assets would result in additional charges against our earnings, which could have a material adverse effect on our reported results of operations and financial position in future periods. At December 31, 2020, our remaining goodwill, multi-client data library and property, plant and equipment balances were $19.6 million, $50.9 million and $9.5 million, respectively. For 2020, we wrote down our multi-client data library by $1.2 million resulting from our quarterly impairment review and recognized goodwill impairment of $4.2 million resulting from excess book value vs fair value of our Optimization Software & Services reporting unit included within the Operations Optimization segment.

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

In addition to the specific regulatory risks discussed elsewhere in this Item 1A. “Risk Factors” section, our operations are subject to other laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or services or result in the need to modify our services and products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Our export activities in particular are subject to extensive and evolving trade regulations. . We have multiple product lines and services that are sold in many countries throughout the world. Certain countries, entities and persons are subject to restrictions, sanctions and embargoes imposed by the United States government. These restrictions, sanctions and embargoes also prohibit or limit us from participating in certain business activities. Violation of these rules could result in significant penalties. In addition, our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties, and the protection of the environment. These laws have been changed frequently in the past, and there can be no assurance that future changes will not have a material adverse effect on us. In addition, our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. Consequently, changes in governmental regulations applicable to our customers may reduce demand for our services and products. To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.

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

Our business is subject to cybersecurity risks and threats.

The secure storage and transmission of confidential information and data, and the ability to reliably utilize our high performance computing infrastructure, are critical elements of our operations. Some of our products and services involve the storage and transmission of sensitive data, owned by us and other parties. If anyone gains improper access to our electronic platforms, networks or databases, they may be able to steal, publish, delete or corrupt our data, and the data of other parties. Breaches of our cybersecurity measures, the deletion or corruption of our files, or the disclosure or unapproved dissemination of proprietary or sensitive information, could expose us and our customers to a risk of loss or misuse of this information, which could result in litigation, liability, and damage to our reputation. All of this could have a material adverse impact on our results of operations, financial condition, and liquidity.

While we operate a security program that is designed to prevent, detect, track and mitigate cyber incidents, we cannot assure you that these measures will be sufficient to protect our business against future attacks. The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) has warned that cybercriminals will take advantage of the disruption and uncertainty created by the COVID-19 pandemic in their cyberattacks. Increased exposure of our employees to phishing and other scams by cybercriminals in this environment could increase the risk of malicious software being installed on our system, and increase our risk of surrendering sensitive or confidential information. In response to COVID-19, we have been allowing a significant portion of our workforce to work from home. In line with this response, we have provided some employees with expanded remote network access options which enable them to work outside of our physical office locations, and, in this environment, more of our employees use their own personal devices, which can further increase these and other cybersecurity risks.

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

If we do not regain compliance with the NYSE’s continued listing requirements, our common stock could be delisted, which could negatively affect the Company, the price of our common stock, and the ability to trade our common stock.

On March 30, 2020, the Company received a notice from the New York Stock Exchange (the “NYSE”) that the Company is non-compliant with NYSE listing standards because our average market capitalization over a consecutive 30 trading-day period was less than $50.0 million at the same time that our stockholders’ equity was less than $50.0 million. We submitted a plan to the NYSE to return to compliance with their listing standards, which was accepted on June 19, 2020.  If we are unable to comply with our plan or otherwise unable to meet the continued listing standard before by December 9, 2021, we will be subject to delisting from the NYSE.

Delisting our common stock could negatively impact us by, among other things, reducing the liquidity and the value of our common stock; reducing the number of investors willing to invest in our common stock; and negatively impacting our ability to raise equity and other financing. Delisting from the NYSE could also negatively impact our reputation with our customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal operating facilities at December 31, 2020 were as follows:

	Square
Operating Facilities	Footage	Segment
Houston, Texas	131,000	Global Headquarters and E&P Technology & Services
Harahan, Louisiana	144,000	Devices group within Operations Optimization
Chertsey, England	18,000	E&P Technology & Services
Edinburgh, Scotland	16,000	Optimization Software & Services group within Operations Optimization
	309,000

Each of these operating facilities is leased by us under long-term lease agreements. These lease agreements have terms that expire ranging from 2021 to 2029. See Footnote 14 “Lease Obligations” of Footnotes to Consolidated Financial Statements.

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

Item 3. Legal Proceedings

The information with respect to this Item 3. "Legal Proceedings" is set forth in Footnote 9 "Litigations" of Footnotes to Consolidated Financial Statements.

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

The indenture governing the Existing Second Lien Notes contains certain covenants that, among other things, limit our ability to pay certain dividends or distributions on our common stock or purchase, redeem or retire shares of our common stock, unless (i) no default under the indenture has occurred or would occur as a result of that payment, (ii) we would have, after giving pro forma effect to the payment, been permitted to incur at least $1.00 of additional indebtedness under a fixed charge coverage ratio test under the indenture, and (iii) the total cumulative amount of all such payments would not exceed a sum calculated by reference to, among other items, our consolidated net income, proceeds from certain sales of equity or assets, certain conversions or exchanges of debt for equity and certain other reductions in our indebtedness and in aggregate not to exceed at any one time $25.0 million.

On February 8, 2021, there were 585 holders of record of our common stock.

During the three months ended December 31, 2020, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Acquired	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
October 1, 2020 to October 31, 2020	—	$—	Not applicable	Not applicable
November 1, 2020 to November 30, 2020	—	$—	Not applicable	Not applicable
December 1, 2020 to December 31, 2020	4,982	$1.89	Not applicable	Not applicable
Total	4,982	$1.89

Item 6. Selected Financial Data

Special Items Affecting Comparability

The selected consolidated financial data set forth below under “Historical Selected Financial Data” with respect to our consolidated statements of operations for 2020, 2019, 2018, 2017 and 2016, and with respect to our consolidated balance sheets at December 31, 2020, 2019, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements.

Our results of operations and financial condition have been affected by restructuring activities, legal contingencies, severance expenses, amortization of government relief and impairments and write-downs of assets during the periods presented, which affect the comparability of the financial information shown. In particular, our results of operations for the fiscal years ended December 31, 2016 – 2020 time period were impacted by the following items (before tax):

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Cost of sales:
Write-down of multi-client data library	$(1,167)	$(9,072)	$—	$(2,304)	$—
Operating expenses:
Impairment of long-lived assets	$—	$—	$(36,553)	$—	$—
Impairment of goodwill	$(4,150)	$—	$—
Stock appreciation right awards (expense) credit and related expense	$2,493	$(2,910)	$(2,105)	$(6,141)	$—
Severance expense	$(3,103)	$(2,810)	$—	$—	$—
Other income (expense):
Reversal of (accrual for) loss contingency related to legal proceedings	$—	$—	$—	$(5,000)	$1,168
Recovery of INOVA bad debts	$—	$—	$—	$844	$3,983
Loss on bond exchange	$—	$—	$—	$—	$(2,182)
Amortization of government relief funding expected to be forgiven	$6,923	$—	$—	$—	$—
Income tax expense:
Valuation allowance on deferred tax assets	$(8,492)	$—	$—	$—	$—

The historical selected financial data shown below should not be considered as being indicative of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Historical Selected Financial Data

	Years Ended December 31,
	2020		2019	2018	2017	2016
	(In thousands, except for per share data)
Statement of Operations Data:
Net revenues	$122,674		$174,679	$180,045	$197,554	$172,808
Gross profit	41,657		60,022	59,620	75,639	36,032
Loss from operations	(14,589)		(24,459)	(54,272)	(8,699)	(43,171)
Net loss attributable to ION	(37,225)		(48,199)	(71,171)	(30,242)	(65,148)
Net loss per basic share	$(2.61)		$(3.41)	$(5.20)	$(2.55)	$(5.71)
Net loss per diluted share	$(2.61)		$(3.41)	$(5.20)	$(2.55)	$(5.71)
Weighted average number of common shares outstanding	14,272		14,131	13,692	11,876	11,400
Weighted average number of diluted shares outstanding	14,272		14,131	13,692	11,876	11,400
Balance Sheet Data (end of year):
Working capital	$(150,913)	(a)	$(23,561)	$7,891	$(8,628)	$16,555
Total assets	193,593		233,194	292,552	301,069	313,216
Long-term debt (b)	143,731		121,459	121,741	156,744	158,790
Total (deficit) equity	(71,090)		(34,632)	7,824	30,806	53,398
Other Data:
Investment in multi-client data library	$27,247		$28,804	$28,276	$23,710	$14,884
Capital expenditures	1,121		2,411	1,514	1,063	1,488
Depreciation and amortization (other than multi-client data library)	3,997		3,657	8,763	16,592	21,975
Amortization of multi-client data library	22,299		39,541	48,988	47,102	33,335

(a)	Includes $120.6 million in aggregate principal amount outstanding of the Existing Second Lien Notes which mature on December 15, 2021.
(b)	Includes current maturities of long-term debt.

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

We have been a leading technology innovator for over 50 years. While the traditional focus of our technology has been on the seismic industry, we are now broadening and diversifying our business into relevant adjacent markets such as E&P logistics and ports and harbors.

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

Going Concern and Existing Second Lien Notes Restructuring

As of December 31, 2020, we had $120.6 million in aggregate principal amount outstanding of our 9.125% Senior Secured Second Priority Notes due December 2021, which mature on December 15, 2021 (the “Existing Second Lien Notes”). The Existing Second Lien Notes, which are now classified as a current liability, raise substantial doubt about our ability to continue as a going concern within the next twelve months. Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Accordingly, our consolidated financial statements exclude certain adjustments that might result if we are unable to continue as a going concern. If we are unable to repay, refinance or restructure our Existing Second Lien Notes, which could result in the acceleration of the maturity of the outstanding balance on our Credit Facility, our assets may not be sufficient to repay in full the amounts owed to holders of our Existing Second Lien Notes or to lenders under our Credit Facility.

To address the upcoming maturity of our Existing Second Lien Notes, we executed a Restructuring Support Agreement supported by holders of our Existing Second Lien Notes representing approximately 92% of the aggregate principal amount outstanding under our Existing Second Lien Notes, to effect certain restructuring transactions (the "Restructuring Transactions"), and we are seeking stockholder approval of such Restructuring Transactions to be voted at a special meeting of stockholders scheduled for February 23, 2021 ("the Special Meeting"). The Restructuring Transactions, as further discussed in Item 7. “ Liquidity and Capital Resources” and in Footnote 1, "Summary of Significant Accounting Policies" of Footnotes to Consolidated Financial Statements, will allow us to extend the maturity of our Existing Second Lien Notes by four years to December 2025 by exchanging such notes for new convertible notes with a lower interest rate of 8% per annum. Accordingly, the consummation of the Restructuring Transactions and the conversion of the New Second Lien Notes, if converted, will have a substantial dilutive effect on our outstanding common stock. Shareholders will have the opportunity to participate in a concurrent rights offering to purchase the new convertible notes or our common stock in order to minimize dilution from the Restructuring Transactions. We anticipate the completion of the Restructuring Transactions by the end of March 2021.

We also entered into a restructuring support agreement with PNC Bank, National Association (“PNC”), the lender of our Credit Facility,  (the "PNC Restructuring Support Agreement") that will allow us, among others, to consummate and implement the Restructuring Transactions and waive any going concern event of default that would otherwise occur under our Credit Facility.

While we believe we will be successful in obtaining stockholders' approval and executing the Restructuring Transactions, there can be no assurances regarding the ultimate success, timing or extent of any such funding, which are dependent upon a variety of factors, many of which are outside of our control. In addition, no assurance can be given that any funding from the Restructuring Transactions, if approved by stockholders and obtained at all, will be adequate to fulfill our obligations and operate our business. Consequently, we may be required to obtain additional funding whether through private or public equity transactions, debt financing or other capital sources. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. If additional funding cannot be obtained on a timely basis and on satisfactory terms, it will have an adverse effect on our business, financial condition and results of operations.

COVID-19 Business Impact and Response

The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe. During 2020, the exploration and production (“E&P”) industry faced the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly for most of the year. Brent crude oil prices, which are most relevant to our internationally focused business, dropped 66% during the first quarter from $66 on January 1, 2020 to $23 on March 31, 2020. By the end of the second quarter, Brent crude oil prices rebounded to $41 per barrel, benefiting from increased global demand as pandemic restrictions started to ease and decreased production. Brent crude oil prices have remained relatively stable through the end of the year, increasing during the fourth quarter to end the year at $51 per barrel. Brent crude oil prices further increased to approximately $60 per barrel at the beginning of February 2021, which is consistent with prices a year ago. In an effort to stabilize oil prices by limiting supply, OPEC and other oil producing allies agreed to substantial production cuts throughout 2020 that were extended through March 2021.

While commodity prices can be volatile, the sharp decline throughout 2020 triggered E&P companies to reduce budgets by approximately 25%. Exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. Consequently, there has been a material slowdown in offshore seismic spending since the second quarter of 2020, and while we are seeing signs that could improve, we expect the market to remain challenging in 2021. However, the challenging market also serves as a catalyst to drive necessary cost restructuring and digital transformation of the E&P ecosystem.

Our management expects continued portfolio rationalization and high grading as E&P companies seek to find the best return on investment opportunities to meet oil and gas demand in the next decade. Near-term, due to the impact of the COVID-19, project high grading will likely be more acute due to budget reductions.  Over the last several years, we strategically shifted our portfolio closer to the reservoir, where revenue tends to be higher and more consistent. New Venture data acquisition offshore and Software and related personnel-based offshore services are expected to continue to be most impacted by COVID-19 travel restrictions. While offshore operations have been temporarily impacted by travel restrictions, we believe the demand for digitalization technologies will remain strong. In some cases, ION technology is expected to be more relevant and valuable in the current environment (for instance, offerings that facilitate remote working).

While 2020 revenues came in lower than prior year due to the repercussions of the oil price volatility in early 2020 and the ongoing uncertainty from the COVID-19 pandemic, we made progress executing our strategy. We continue to work closely with our clients to understand their revised plans and to scale our business appropriately. We partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions through salary cuts, reduced capital expenditures, renegotiation of our current leases and application for various government assistance programs, among others, that were outlined in detail in Part I, Item 1. “Business” and Footnote 1 "Summary of Significant Accounting Policies" of Footnotes to Consolidated Financial Statements. The management plan reflects our continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment. In the event our customers experience more extensive budget reductions and capital constraints further reducing demand for our services and products, resulting in deterioration of our revenues below our current forecasted levels, management may be required to update its plan by implementing further cost reductions and delaying capital investments. See Part I, Item 1. “Business” and Footnote 1 "Summary of Significant Accounting Policies" of Footnotes to Consolidated Financial Statements for further details.

Impact to Our Business

Our 2020 results were consistent with our expectations of customer spend contraction related to COVID-19 demand deterioration and oil oversupply weighing on the commodity price early this year. In addition, we are fully benefiting from our cost reduction measures taken during the first half of 2020. Active priorities were further limited to improve focus and execution on strategic initiatives, and ultimately deliver better results to shareholders. Management believes we are better positioned to mitigate some of the immediate impacts of the market disruption given our lower cost basis and strategy execution progress.

In 2020, our total net revenues decreased by $52.0 million, or 30%, to $122.7 million for 2020 from $174.7 million for 2019. This decrease is primarily attributable to decline in our New Venture revenues due to delays in new program activity during the year as well as reduced E&P spending levels. The COVID-19 travel and border restrictions impacted the timing and availability of crews for new acquisition programs and delayed access to existing data for new reimaging programs.

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

In our E&P Technology & Services segment, our New Venture revenues decreased compared to 2019 due to delays in new program activity during the year. Our Data Library sales decreased slightly in 2020 compared to 2019 due to reduced E&P spending levels. Imaging and Reservoir Services revenues decreased due to lower proprietary tender activity and consistent with our strategy to preferentially utilize these resources to generate higher margin multi-client reimaging products. We invested $27.2 million in our multi-client data library during 2020, approximately $1.6 million and $1.0 million less compared to 2019 and 2018, respectively.

At December 31, 2020, our E&P Technology & Services segment backlog increased 4% to $19.7 million, compared with $18.9 million at December 31, 2019 primarily due to our entry in the 3D new acquisition market, and to a lesser extent, launching our Gemini extended frequency source. The majority of our backlog relates to our multi-client seismic programs and our proprietary Imaging and Reservoir Services work. We anticipate that the majority of our backlog will be recognized as revenue over the next twelve months.

Over the last five years, we have made an effort to diversify our offerings across the E&P life cycle and move closer to the reservoir, where capital investment tends to be higher and more consistent. Historically, our data library was largely 2D and exploration focused, which limited our revenues to approximately 3% of a $2.0 to $3.0 billion-dollar offshore multi-client market. In 2020, we entered the 3D multi-client new acquisition market, where revenue and earnings potential are at least five times a typical new 2D exploration program. This strategy shift builds on our 3D multi-client reimaging success and leverages our tier 1 imaging and new Gemini seismic source technology.

Within the Operations Optimization segment, the decrease in Optimization Software & Services revenues was due to COVID-19 related reduced seismic activity and associated services demand. Devices revenues decreased due to a decrease in sales of replacement marine equipment and repairs.

It is our view that technologies that add a competitive advantage through improved imaging, lower costs, higher productivity, or enhanced safety will continue to be valued in our marketplace. We believe that our newest technologies will continue to attract customer interest, because these technologies are designed to deliver those desirable attributes.

The sustained E&P shift to maintain capital discipline and deliver shareholder value has resulted in a leaner, more profitable environment. E&P management focus is now much more closely aligned with customers where emphasis is on value metrics such as return on investment and cash generation as opposed to volume metrics such as production or reserves growth.

International activity has been picking up while North America has slowed down. Sustainable structural changes have made offshore increasingly cost-competitive with shale, with improved payback timeframes. As a result, we are seeing investment start to flow offshore again, which aligns more favorably with ION’s strategy and portfolio. Oil and gas exploration remains competitive with the development of existing opportunities and assets, supporting the case for investment.

Historically, our revenue and EBITDA generation are lower in the first part of the year as customers tend to set budgets in the first quarter, then picks up as they firm up plans throughout the year. The last few years, E&P companies have remained focused on generating cash and shareholder returns prioritizing value over volume.

We expect continued activity to rationalize and high grade portfolios to maximize return on investment, and related data sales opportunities to fill knowledge gaps. With a strong focus on value generation, exploration spending remains very focused on specific geographic areas.

Key Financial Metrics

The table below provides (i) a summary of our net revenues for our company as a whole, and by segment, for 2020, 2019 and 2018, and (ii) an overview of other certain key financial metrics for our company as a whole and our two business segments on a comparative basis for 2020, 2019 and 2018

	Years Ended December 31,
	2020		2019		2018
	(In thousands)
Net revenues:
E&P Technology & Services:
New Venture	$10,798		$31,188		$69,685
Data Library	65,790		71,847		47,095
Total multi-client revenues	76,588		103,035		116,780
Imaging and Reservoir Services	15,179		22,543		19,740
Total	$91,767		$125,578		$136,520
Operations Optimization:
Optimization Software & Services	$14,137		$23,140		$21,129
Devices	16,770		25,961		22,396
Total	$30,907		$49,101		$43,525
Total net revenues	$122,674		$174,679		$180,045
Gross profit (loss)
E&P Technology & Services	$29,243	(a)	$35,699	(a)	$43,369
Operations Optimization	12,414		24,323		22,293
Segment gross profit	41,657		60,022		65,662
Other	—		—		(6,042)	(f)
Total gross profit	$41,657		$60,022		$59,620
Gross margin:
E&P Technology & Services	32%		28%		32%
Operations Optimization	40%		50%		51%
Segment gross margin	34%		34%		36%
Other	—%		—%		(3)%
Total	34%		34%		33%
Income (loss) from operations:
E&P Technology & Services	$13,134	(a)	$8,833	(a)	$21,758
Operations Optimization	(4,556)	(b)	8,189		7,295
Support and other	(23,167)	(c)	(41,481)		(83,325)	(g)
Total	$(14,589)		$(24,459)		$(54,272)
Operating margin:
E&P Technology & Services	14%		7%		16%
Operations Optimization	(15)%		17%		17%
Support and other	(19)%		(24)%		(46)%
Total	(12)%		(14)%		(30)%
Net loss attributable to ION	$(37,225)	(d)	$(48,199)	(e)	$(71,171)
Diluted net loss per common share	$(2.61)		$(3.41)		$(5.20)

(a)	Includes impairment of multi-client data library of $1.2 million and $9.1 million for 2020 and 2019, respectively.

(b)	Includes impairment of goodwill of $4.2 million for 2020.

(c)	Includes amortization of the government relief funding expected to be forgiven of $6.9 million, severance expense of $3.1 million and stock appreciation right awards credit of $2.5 million for 2020.

(d)

In addition to item (a), (b) and (c), also affecting net loss attributable to ION was the valuation allowance on our net deferred tax assets of $8.5 million and tax impact of $0.4 million related to the impairment of multi-client data library.

(e)	In addition to item (a), also affecting net loss attributable to ION for 2019 was the tax impact of $0.4 million related to the impairment of multi-client data library.

(f)	Primarily relates to depreciation expense of previously reported Ocean Bottom Integrated Technologies segment.

(g)

Includes loss from operations of previously reported Ocean Bottom Integrated Technologies segment of $11.1 million for 2019, which includes Other's gross profit above, operating expenses of $5.1 million for 2018, stock appreciation right awards and related expenses of $2.1 million for 2018 and impairment charge of $36.6 million for 2018.

We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. The financial results are reported in accordance with Generally Accepted Accounting Principles (“GAAP”). This discussion includes a comparison of our results of operations and liquidity and capital resources for 2020 and 2019. For the discussion of comparison of our results of operations and liquidity and capital resources for 2019 and 2018, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Liquidity and Capital Resources" in our 2019 Annual Report on Form 10-K, which was filed with the SEC on February 6, 2020.

For a discussion of factors that could impact our future operating results and financial condition, see Item 1A. “Risk Factors” above.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Our overall gross margin remained consistent at 34% for 2020 and 2019 as the impact of our cost-cutting initiatives offset most of the impact of the significant decline in revenues. Our total net revenues of $122.7 million for 2020 decreased $52.0 million, or 30%, compared to total net revenues of $174.7 million for 2019. Total operating expenses as a percentage of total net revenues for 2020 and 2019 were 46% and 48%, respectively. During 2020, our loss from operations was $14.6 million, compared to a loss of $24.5 million for 2019. Our net loss attributable to ION for 2020 was $37.2 million, or a loss of $2.61 per share, compared to net loss attributable to ION of $48.2 million or a loss of $3.41 per share for 2019.

Net Revenues, Gross Profits and Gross Margins

E&P Technology & Services — Net revenues for 2020 decreased by $33.8 million, or 27%, to $91.8 million, compared to $125.6 million for 2019. Within the E&P Technology & Services segment, total multi-client revenues were $76.6 million, a decrease of 26%. This decline is primarily driven by decreased New Venture net revenues resulting from reduced new program activity during 2020. Imaging and Reservoir Services net revenues were $15.2 million, a 33% decrease, attributable to lower proprietary tender activity and consistent with our strategy to preferentially utilize these resources to generate higher margin multi-client reimaging products.

Gross profit decreased by $6.5 million to $29.2 million, resulting in a 32% gross margin, for 2020 compared to $35.7 million, with a 28% gross margin, for 2019. The changes in gross profit primarily resulted from the decrease in New Venture net revenues partially offset by the cost cutting initiatives implemented during the first half of 2020 and lower multi-client data library impairment charge.

Operations Optimization — Net revenues for 2020 decreased by $18.2 million, or 37%, to $30.9 million, compared to $49.1 million for 2019. Optimization Software & Services net revenues decreased by $9.0 million, or 39%, to $14.1 million, compared to $23.1 million for 2019 due to reduced seismic activity and associated services demand resulting from COVID-19. Devices net revenues for 2020 decreased by $9.2 million, or 35%, to $16.8 million, compared to $26.0 million for 2019 due to lower sales of towed streamer equipment spares and repairs. Operations Optimization gross profit for 2020 of $12.4 million, resulting in a 40% gross margin, decreased by $11.9 million compared to $24.3 million, with a 50% gross margin, for 2019 were primarily due to decrease in net revenues as discussed above.

Operating Expenses

Research, Development and Engineering — Research, development and engineering expense decreased $6.0 million, or 32%, to $13.0 million, for 2020, compared to $19.0 million, for 2019. Decrease is primarily due to the cost cutting initiative implemented following the COVID-19 related market impact. We continue to invest in imaging algorithms and infrastructure, devices and software. We see significant long-term potential for investing in technologies that improve image quality, safety and productivity.

Marketing and Sales — Marketing and sales expense decreased $11.5 million, or 50%, to $11.7 million, for 2020, compared to $23.2 million, for 2019. This decrease was primarily due to the reduction of commission expense resulting from lower revenues as well as lower travel and tradeshow expenses resulting from the cost cutting initiative implemented following the COVID-19 related market impact.

General, Administrative and Other Operating Expenses — General, administrative and other operating expenses decreased $14.7 million, or 35% to $27.5 million for 2020 compared to $42.2 million for 2019. The decrease was primarily due to the reduction in expenses resulting from our cost cutting initiatives, including lower compensation and rent expenses.

Impairment of Goodwill — Impairment of goodwill was $4.2 million for 2020 compared to zero for 2019 resulting from an impairment charge recognized during the first quarter of 2020. See further discussion at Footnote 11 “Goodwill” of Footnotes to Consolidated Financial Statements.

Other Items

Interest Expense, net — Interest expense, net, was $13.8 million for 2020 compared to $13.1 million for 2019 due to increased borrowings during 2020. For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.

Other Income (Expense), net — Other income for 2020 was $6.9 million compared to other expense of $1.6 million for 2019. The increase was primarily due to the amortization of government relief funding expected to be forgiven of $6.9 million. See Footnote 6 "Government Relief Funding" of Footnotes to Consolidated Financial Statements.

Income Tax Expense — Income tax expense for 2020 was $15.6 million compared to $8.1 million for 2019. The income tax expense for 2020 and 2019 primarily relates to profits generated by our non-U.S. businesses in Latin America. The income tax expense includes a $10.7 million non-cash valuation allowance established against our previously recognized deferred tax assets in our non-U.S. businesses. Of this amount, $8.5 million relates to the additional valuation allowance established in the fourth quarter as a result of the substantial doubt about our ability to continue as a going concern. Income tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which we cannot currently benefit. Similarly, our effective tax rate for 2020 and 2019 was negatively impacted by the change in valuation allowance related to U.S. and foreign operating losses for which we cannot currently recognize a tax benefit. Due to the impact of the valuation allowances on tax expense, the Company’s effective tax rates are not meaningful for all periods presented. See further discussion of establishment of the deferred tax valuation allowance at Footnote 8 “Income Taxes” of Footnotes to Consolidated Financial Statements.

Liquidity and Capital Resources

Sources of Capital

At December 31, 2020, we had total liquidity of $44.9 million, consisting of $37.5 million in cash on hand (including net revolver borrowings of $22.5 million) and $7.4 million of available borrowing capacity under our Credit Facility. In recent years, our primary sources of funds have been cash flows generated from operations, existing cash balances, debt and equity issuances and borrowings under our Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. Working capital requirements are primarily driven by our investment in our (i) multi-client data library ($27.2 million in 2020) and (ii) royalty payments for multi-client sales. Our multi-client data library investment in 2020 includes $10.6 million of payments to our acquisition partners for seismic acquisition costs incurred in prior years. Approximately 30% of our accounts payable balance as of December 31, 2020 relates to amounts owed to our seismic acquisition partners. Also, our headcount has traditionally been a significant driver of our working capital needs. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses, including stock appreciation rights awards, typically in advance of related revenue billings and collections. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan in response to industry conditions, competition and unexpected events.

 Existing Second Lien Notes Restructuring

To address the upcoming maturity of the $120.6 million in aggregate principal amount outstanding of our 9.125% Senior Secured Second Priority Notes, which mature on December 15, 2021 (the “Existing Second Lien Notes”) and to provide a mechanism to reduce our financial leverage in the future, we executed a Restructuring Support Agreement (the “Restructuring Support Agreement”) with holders of the Existing Second Lien Notes representing approximately 92% of the aggregate principal amount outstanding under our Existing Second Lien Notes (the “Supporting Noteholders”), pursuant to which we committed to use our reasonable efforts to effect the following transactions (collectively, the “Restructuring Transactions”):

(i) an offer to exchange (the “Exchange Offer”) all outstanding Existing Second Lien Notes, with each $1,000 principal amount of such Notes tendered exchanged for (a) $150 in cash, (b) $850 of New Second Lien Notes (as defined below), subject to certain rights to instead deliver or receive common stock and (c) $35, at our option, either in (I) cash, (II) common stock at $2.57 per share (the “Deal Price”), or (III) New Second Lien Notes (collectively, the “Exchange Consideration”), plus payment of all accrued and unpaid interest; and

(ii) the granting of the right to all holders of our common stock to participate in a rights offering (the “Rights Offering”) to subscribe for a pro rata share (with over-subscription rights) of up to $50.0 million of New Second Lien Notes issued at par, or common stock issued at the Deal Price.

In connection with the Rights Offering, we intend to enter into backstop agreements (the “Backstop Agreements”) with one or more parties (the “Backstop Providers”) pursuant to which the Backstop Providers agree to purchase New Second Lien Notes at par or shares of common stock at the Deal Price (the “Backstop Commitment”).

The “New Second Lien Notes” will accrue interest at the rate of 8.0% per annum, mature on December 15, 2025, be secured on a second-priority basis, subject to liens securing our obligations under its existing credit agreement, and unconditionally guaranteed by certain of our subsidiaries. Holders of the New Second Lien Notes may convert all or any portion of their notes at their option at any time prior to the maturity date. The initial conversion price of the New Second Lien Notes shall be $3.00 per share. We will have the right, on or after the 18 month anniversary of the issue date, to convert all or part of the outstanding New Second Lien Notes if our common stock has a 20 trading day VWAP of at least 175% of the conversion price then in effect which would currently equal to $5.25 per share. Holders of the New Second Lien Notes will also be entitled to certain voting rights and the right to designate two independent directors to our Board of Directors.

If the Restructuring Transactions are consummated, we could issue up to $151.7 million aggregate principal amount of New Second Lien Notes, which could be converted into 50.6 million shares of common stock, representing approximately 77.1% of the total shares of common stock outstanding following the Restructuring Transactions. This excludes the shares of common stock subject to issuance pursuant to our Long-term Incentive Plan. The actual number of shares of common stock that could be issued as a result of the Restructuring Transactions may be different than the amount indicated, however, due to, among other things, the participation levels in both the Exchange Offer and the Rights Offering and our ability, any noteholders participating in the Exchange Offer, and any participants in the Rights Offering to elect to deliver or receive cash in certain circumstances. We anticipate the completion of the Restructuring Transactions by the end of March 2021.

We also entered into the  PNC Restructuring Support Agreement that will allow us, among others, to consummate and implement the Restructuring Transactions and waive any going concern event of default that would otherwise occur under the Credit Facility.

The Restructuring Transactions are also subject to stockholder approval to be voted at a special meeting of stockholders scheduled for February 23, 2021 (the “Special Meeting”).

While we believe we will be successful in obtaining stockholders' approval and executing the Restructuring Transactions, there can be no assurances regarding the ultimate success, timing or extent of any such funding, which are dependent upon a variety of factors, many of which are outside of our control. In addition, no assurance can be given that any funding from the Restructuring Transaction, if approved by stockholders and obtained at all, will be adequate to fulfill our obligations and operate our business. Consequently, we may be required to obtain additional funding whether through private or public equity transactions, debt financing or other capital sources. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. If additional funding cannot be obtained on a timely basis and on satisfactory terms, it will have an adverse effect on our business, financial condition and results of operations.

Existing Second Lien Notes

At December 31, 2020, we had $120.6 million in aggregate principal amount outstanding of our 9.125% Senior Secured Second Priority Notes, which mature on December 15, 2021 (the " Existing Second Lien Notes"). The Existing Second Lien Notes are senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary (each as defined above and herein below, with the reference to the Existing Second Lien Notes, the “Guarantors”). Interest on the Existing Second Lien Notes is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.

The April 2016 indenture governing the Existing Second Lien Notes contains certain covenants that, among other things, limits or prohibits our ability and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Existing Second Lien Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of our capital stock, redeeming our capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Existing Second Lien Notes Indenture are subject to certain exceptions and qualifications. All of our subsidiaries are currently restricted subsidiaries.

At December 31, 2020, we were in compliance with all of the covenants under the Existing Second Lien Notes.

On or after December 15, 2019, we may on one or more occasions redeem all or a part of the Existing Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Existing Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2020	103.5%
2021	100.0%

To address the upcoming maturity of our Existing Second Lien Notes, we entered into a Restructuring Support Agreement with holders of the Existing Second Lien Notes representing approximately 92% of the aggregate principal amount outstanding under our Existing Second Lien Notes, in connection with the Restructuring Transactions as further discussed above and in Footnote 1 "Summary of Significant Accounting Policies."

Revolving Credit Facility

On August 16, 2018, we and our material U.S. subsidiaries; GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Material U.S. Subsidiaries”), along with GX Geoscience Corporation, S. de R.L. de C.V., a limited liability company (Sociedad de Responsibilidad Limitada de Capital Variable) organized under the laws of Mexico, and a subsidiary of the Company (the “Mexican Subsidiary,”) (the Material U.S. Subsidiaries and the Mexican Subsidiary are collectively, the “Subsidiary Borrowers”, together with ION Geophysical Corporation are the “Borrowers”), the financial institutions party thereto, as lenders, and PNC, as agent for the lenders, entered into that certain Third Amendment and Joinder to Revolving Credit and Security Agreement (the “Third Amendment”), amending the Revolving Credit and Security Agreement, dated as of August 22, 2014 (as previously amended by the First Amendment to Revolving Credit and Security Agreement, dated as of August 4, 2015 and the Second Amendment to Revolving Credit and Security Agreement, dated as of April 28, 2016, the “Credit Agreement”). The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is herein called, the “Credit Facility”).

The Credit Facility matures on August 16, 2023 and is subject to our retirement or extension of the maturity date of the Existing Second Lien Notes. If by September 15, 2021 we have not (1) repaid the Existing Second Lien Notes, (2) extended the maturity of the Existing Second Lien Notes to a date not earlier than October 31, 2023, or (3) submitted a written proposal summarizing our plan to either repay or extend the notes to the agent for the lenders (as defined in Footnote 5 “Long-term Debt” of  Footnotes to Consolidated Financial Statements”) of the Credit Facility that has been approved by the agent, then the Credit Facility shall immediately become due and payable on such date.

We also entered into the PNC Restructuring Support Agreement that will allow us, among others, to consummate and implement the Restructuring Transactions and waive any going concern event of default that would otherwise occur under our Credit Facility.

The maximum amount available under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library (not to exceed $28.5 million for the multi-client data library component). At December 31, 2020, there was $22.5 million outstanding indebtedness under the Credit Facility and the undrawn remaining borrowing base capacity was $7.4 million.

The Credit Facility requires us to maintain compliance with various covenants. At December 31, 2020, we are in compliance with all of the covenants under our Credit Facility. For further information regarding our Credit Facility see Footnote 5 “Long-term Debt” of Footnotes to Consolidated Financial Statements.

Government Relief Funding

On April 11, 2020, we entered into a Note Agreement with PNC amounting to $6.9 million pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) Paycheck Protection Program (the “PPP Loan”). Amounts outstanding under the PPP Loan will bear interest at 1% per annum beginning on the six-month anniversary of the date of the PPP Loan. Interest will be calculated based on the actual number of days that principal is outstanding over a year of 360 days. The PPP Loan matures in two years after the receipt of the loan proceeds.

During fourth quarter 2020, we applied to PNC for forgiveness of the amount due on the PPP Loan in an amount based on the sum of the following costs incurred by our U.S. operations during the 24-week period beginning on the date of first disbursement (for payroll costs, beginning on the date of the first pay period following disbursement; for non-payroll costs, beginning on the date of first disbursement) of the PPP Loan: (a) payroll costs; (b) any payment on a covered rent obligation; and (c) any covered utility payment. The amount of forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the CARES Act. The forgiveness amount will be subject to the Small Business Administration’s review. Any outstanding principal amount under the PPP Loan that is not forgiven shall convert to an amortizing term loan.

We recognized the PPP Loan following the government grant accounting by analogy to International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance” (“IAS 20”). In accordance with IAS 20, a deferred income liability is recognized for the principal amount estimated to be forgiven and is amortized to other income on a systematic and rational basis. Any outstanding principal amount not expected to be forgiven is recognized as other debt. As we expect that the full amount of the PPP Loan will be forgiven, the entire $6.9 million was recognized as a deferred income liability during second quarter and fully amortized to other income in the consolidated statements of operations during the year, as the related expenses it was intended to offset were incurred from April 2020 to June 2020. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have not been in compliance with these requirements or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties.

Disclosure of Guarantees

As discussed in Footnote 5 “Long-term Debt” of Footnotes to Consolidated Financial Statements, the Existing Second Lien Notes are senior secured second-priority obligations issued by ION Geophysical Corporation and are guaranteed by Guarantors, all of which are wholly-owned subsidiaries. The Existing Second Lien Notes contains certain covenants that, among other things, limits or prohibits us and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Existing Second Lien Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of ION Geophysical Corporation’s capital stock, redeeming ION Geophysical Corporation’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations.

The following is a description of the terms and conditions of the guarantees:

●	The Guarantors jointly and severally, unconditionally guarantees the payment of the principal, premium (if any) and interest on the Existing Second Lien Notes in full when due, whether at maturity, by acceleration or redemption. If we fail to make a scheduled payment, Guarantors will be jointly and severally obligated to pay the same immediately.
●

The guarantees are subject to release in the following circumstances: (i) the sale or disposition either through merger, consolidation or otherwise of the assets or capital stock of a Guarantor that does not violate the provisions of the indenture other than to us or any of our restricted subsidiary; or (ii) the designation of a Guarantor as an “Unrestricted Subsidiary” (All of ION Geophysical Corporations subsidiaries are currently restricted subsidiaries) or (iii) upon legal defeasance or covenant defeasance or (iv) upon liquidation or dissolution provided no default of event or (v) if consent is provided by an act of approximately 67% of our noteholders.

●	Each guarantee is limited to an amount that will not render the guarantee, as it relates to each Guarantor, voidable under applicable law relating to fraudulent conveyances or fraudulent transfers.

On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantors, after giving effect to the issuance of its guarantee of the Existing Second Lien Notes when the guarantee was issued, was not insolvent and did not and has not incurred debts beyond its ability to pay such debts as they mature. We cannot predict, however, what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The following  tables includes the summarized financial information of ION Geophysical Corporation, the Guarantors, all other subsidiaries of ION Geophysical Corporation that are not Guarantors and the consolidating adjustments necessary to present ION Geophysical Corporation’s results on a consolidated basis.

	Year Ended December 31, 2020
Summarized Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$81,513	$41,161	$—	$122,674
Gross profit		17,511	24,146	—	41,657
Income (loss) from operations	(22,726)	(2,382)	10,519	—	(14,589)
Equity earnings (losses)	(8,690)	10,324	—	(1,634)	—
Net income (loss)	(37,225)	(8,933)	10,680	(1,634)	(37,112)

	December 31, 2020
Summarized Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Total current assets	$31,712	$22,607	$20,857	$—	75,176
Investment in subsidiaries	837,220	284,984	—	(1,122,204)	—
Intercompany receivables	—	—	131,312	(131,312)	—
Total noncurrent assets	860,689	345,243	166,001	(1,253,516)	118,417
Total assets	$892,401	$367,850	$186,858	$(1,253,516)	$193,593

LIABILITIES
Total current liabilities	$154,024	$62,484	$9,581	—	226,089
Intercompany payables	789,510	7,140	—	(796,650)	—
Total noncurrent liabilities	811,079	20,610	3,555	(796,650)	38,594
Total liabilities	$965,103	$83,094	$13,136	$(796,650)	$264,683

This summarized financial information should be read in conjunction with the accompanying consolidated financial statements and footnotes.

Meeting our Liquidity Requirements

At December 31, 2020, our total outstanding indebtedness was approximately $143.7 million, consisting primarily of approximately $120.6 million in aggregate principal amount outstanding of our Existing Second Lien Notes, $0.7 million of equipment finance leases and $0.9 million in aggregate principal amount outstanding of other short-term debt, partially offset by $1.0 million of debt issuance costs. In response to the market uncertainty resulting from COVID-19 pandemic combined with weaker oil and gas prices, we drew under our Credit Facility during the first quarter 2020, of which $22.5 million remains outstanding and in our cash balance as of December 31, 2020.

For the Current Period, total capital expenditures, including investments in our multi-client data library, were $28.4 million. We currently expect that our total capital expenditures, primarily related to investments in our multi-client data library will be in the range of $30.0 million to $40.0 million in 2021, a portion of which will be pre-funded by our customers. Investments in our multi-client data library are dependent upon the timing of our New Venture projects and the availability of underwriting by our customers. Whether planned expenditures will actually be spent in 2021 depends on industry conditions, project approval and schedules and careful monitoring of our levels of liquidity. As described at Footnote 9 “Litigations,” we might need to escrow approximately $4.5 million in sales proceeds that we received from the sales of our IndiaSPAN program that could affect our liquidity.

  Existing Second Lien Notes Restructuring

To address the upcoming maturity of the $120.6 million in aggregate principal amount outstanding of our 9.125% Senior Secured Second Priority Notes, which mature on December 15, 2021 (the “Existing Second Lien Notes”) and to provide a mechanism to reduce our financial leverage in the future, we executed a Restructuring Support Agreement (the “Restructuring Support Agreement”) with holders of the Existing Second Lien Notes representing approximatel y 92% of the aggregate principal amount outstanding under our Existing Second Lien Notes (the “Supporting Noteholders”), pursuant to which we committed to use our reasonable efforts to effect the following transactions (collectively, the “Restructuring Transactions”):

(i) an offer to exchange (the “Exchange Offer”) all outstanding Existing Second Lien Notes, with each $1,000 principal amount of such Notes tendered exchanged for (a) $150 in cash, (b) $850 of New Second Lien Notes (as defined below), subject to certain rights to instead deliver or receive common stock and (c) $35, at our option, either in (I) cash, (II) common stock at $2.57 per share (the “Deal Price”), or (III) New Second Lien Notes (collectively, the “Exchange Consideration”), plus payment of all accrued and unpaid interest; and

(ii) the granting of the right to all holders of our common stock to participate in a rights offering (the “Rights Offering”) to subscribe for a pro rata share (with over-subscription rights) of up to $50.0 million of New Second Lien Notes issued at par, or common stock issued at the Deal Price.

In connection with the Rights Offering, we intend to enter into backstop agreements (the “Backstop Agreements”) with one or more parties (the “Backstop Providers”) pursuant to which the Backstop Providers agree to purchase New Second Lien Notes at par or shares of common stock at the Deal Price (the “Backstop Commitment”).

The “New Second Lien Notes” will accrue interest at the rate of 8.0% per annum, mature on December 15, 2025, be secured on a second-priority basis, subject to liens securing our obligations under its existing credit agreement, and unconditionally guaranteed by certain of our subsidiaries. Holders of the New Second Lien Notes may convert all or any portion of their notes at their option at any time prior to the maturity date. The initial conversion price of the New Second Lien Notes shall be $3.00 per share. We will have the right, on or after the 18 month anniversary of the issue date, to convert all or part of the outstanding New Second Lien Notes if our common stock has a 20 trading day VWAP of at least 175% of the conversion price then in effect which would currently equal to $5.25 per share. Holders of the New Second Lien Notes will also be entitled to certain voting rights and the right to designate two independent directors to our Board of Directors.

If the Restructuring Transactions are consummated, we could issue up to $151.7 million aggregate principal amount of New Second Lien Notes, which could be converted into 50.6 million shares of common stock, representing approximately 77.1% of the total shares of common stock outstanding following the Restructuring Transactions. This excludes the shares of common stock subject to issuance pursuant to our Long-term Incentive Plan. The actual number of shares of common stock that could be issued as a result of the Restructuring Transactions may be different than the amount indicated, however, due to, among other things, the participation levels in both the Exchange Offer and the Rights Offering and our ability, any noteholders participating in the Exchange Offer, and any participants in the Rights Offering to elect to deliver or receive cash in certain circumstances. We anticipate the completion of the Restructuring Transactions by the end of March 2021.

We also entered into the  PNC Restructuring Support Agreement that will allow us, among others, to consummate and implement the Restructuring Transactions and waive any going concern event of default that would otherwise occur under the Credit Facility.

The Restructuring Transactions are also subject to stockholder approval to be voted at a special meeting of stockholders scheduled for February 23, 2021 (the “Special Meeting”).

While we believe we will be successful in obtaining stockholders' approval and executing the Restructuring Transactions, there can be no assurances regarding the ultimate success, timing or extent of any such funding, which are dependent upon a variety of factors, many of which are outside of our control. In addition, no assurance can be given that any funding from the Restructuring Transaction, if approved by stockholders and obtained at all, will be adequate to fulfill our obligations and operate our business. Consequently, we may be required to obtain additional funding whether through private or public equity transactions, debt financing or other capital sources. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. If additional funding cannot be obtained on a timely basis and on satisfactory terms, it will have an adverse effect on our business, financial condition and results of operations.

Cash Flow from Operations

Net cash provided by operating activities was $9.2 million for 2020, compared to $34.2 million for 2019. The decrease was primarily driven by lower revenues during the year.

Cash Flow Used In Investing Activities

Net cash flow used in investing activities was $28.4 million for 2020, compared to $31.2 million for 2019. The principal uses of cash in our investing activities during 2020 were $27.2 million of investments in our multi-client data library and $1.1 million of investments in property, plant and equipment.

Cash Flow Used in Financing Activities

Net cash flow provided by financing activities was $25.8 million for 2020, compared to net cash flows used in financing activities of $3.5 million in 2019. The net cash provided by financing activities was primarily related to $27.3 million of borrowings under the Credit Facility, receipt of PPP loan of $6.9 million partly offset by $4.8 million of payments on the Credit Facility, $2.4 million of payments on long-term debt, including equipment finance leases and payment for debt issuance costs of $1.0 million during 2020.

Inflation and Seasonality

Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand typically in the second half of our fiscal year.

Future Contractual Obligations

The following table sets forth estimates of future payments of our consolidated contractual obligations, as of December 31, 2020 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term and short-term debt	$121,474	$121,474	$—	$—	$—
Credit facility	22,500	22,500	—	—	—
Interest on long-term and short-term debt	13,678	11,603	2,075	—	—
Equipment finance leases	756	756	—	—	—
Operating leases	61,727	8,956	29,040	13,568	10,163
Purchase obligations	1,838	1,838	—	—	—
Total	$221,973	$167,127	$31,115	$13,568	$10,163

The long-term and short-term debt at December 31, 2020 included $120.6 million in aggregate principal amount outstanding of our Existing Second Lien Notes that will mature in December 2021 and $0.9 million in aggregate principal amount outstanding of other short-term debt. The $0.8 million of equipment finance leases relates to Imaging and Reservoir Services’ financing of computer and other equipment purchases.

The operating lease commitments at December 31, 2020 relate to our leases for certain equipment, offices, processing centers, and warehouse space. Our purchase obligations primarily relate to our committed inventory purchase orders under which deliveries of inventory are scheduled to be made in 2021.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make choices between acceptable methods of accounting and to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risk and uncertainties. Management’s estimates are based on the relevant information available at the end of each period. We believe that all of the judgments and estimates used to prepare our consolidated financial statements were reasonable at the time we made them, but circumstances may change requiring us to revise our estimates in ways that could be materially adverse to our results of operations and financial condition. We describe our significant accounting policies more fully in Footnote 1 “Summary of Significant Accounting Policies” of Footnotes to Consolidated Financial Statements.

Revenue Recognition

We derive revenue from the (i) sale or license of multi-client and proprietary data, imaging and reservoir services within our E&P Technology & Services segment; (ii) sale, license or repair of seismic data acquisition systems and other equipment and (iii) sale or license of seismic command and control software systems and software solutions for operations management within our Operations Optimization segment. All E&P Technology & Services’ revenues and the services component of Optimization Software & Services’ revenues under Operations Optimization segment are classified as services revenues. All other revenues are classified as product revenues.

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

Multi-client and Proprietary Surveys, Imaging and Reservoir Services - As multi-client seismic surveys are being designed, acquired or processed (the New Venture phase), we enter into non-exclusive licensing arrangements with our customers, who pre-fund or underwrite these acquisition programs in part. License revenues from these surveys are recognized during the New Venture phase as the seismic data is acquired and/or processed on a proportionate basis as work is performed and control is transferred to the customer. Under this method, we recognize revenue based upon quantifiable measures of progress, such as kilometers acquired or surveys of performance completed to date. Upon completion of a multi-client seismic survey, it is considered on-the-shelf, and licenses to the survey data are granted to customers on a non-exclusive basis.

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

Multi-client Data Library

Our multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include the costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For 2020, 2019 and 2018, as part of our multi-client data library we capitalized $6.7 million, $9.3 million and $11.9 million, respectively, of direct internal processing costs.

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

Estimated sales are determined based upon discussions with our customers, our experience and our knowledge of industry trends. Changes in sales estimates may have the effect of changing the percentage relationship of cost of services to revenue. In applying the sales forecast method, an increase in the projected sales of a survey will result in lower cost of services as a percentage of revenue and higher earnings when revenue associated with that particular survey is recognized, while a decrease in projected sales will have the opposite effect. Assuming that the overall volume of sales mix of surveys generating revenue in the period was held constant in 2020, an increase of 10% in the sales forecasts of all surveys would have increased our amortization expense by approximately $7.6 million.

We estimate the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by us at the project’s initiation. For a completed multi-client survey, we review the estimate quarterly. If during any such review, we determine that the ultimate revenue for a survey is expected to be materially more or less than the original estimate of total revenue for such survey, we decrease or increase (as the case may be) the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews, we evaluate the recoverability of the multi-client data library, and, if required, record an impairment charge with respect to such data. For 2020, we wrote down our multi-client data library by $1.2 million for programs with capitalized costs exceeding the remaining sales forecast.

Reserve for Excess and Obsolete Inventories

Our reserve for excess and obsolete inventories is based on historical sales trends and various other assumptions and judgments, including future demand for our inventory, the timing of market acceptance of our new products and the risk of obsolescence driven by new product introductions. When we record a charge for excess and obsolete inventories, the amount is applied as a reduction in the cost basis of the specific inventory item for which the charge was recorded. Should these assumptions and judgments not be realized for these or for other reasons, our reserve would be adjusted to reflect actual results. Our reserve for inventory for 2020 and 2019 was $13.0 million and $13.3 million, respectively.

Goodwill

Goodwill is allocated to our reporting units, which is either the operating segment or one reporting level below the operating segment, which includes E&P Technology & Services, Optimization Software & Services and Devices. Goodwill is not amortized, but rather tested and assessed for impairment at least annually on December 31, or more frequently, if facts and circumstances indicate that the carrying amount may exceed fair value. We first perform a qualitative assessment by evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that a reporting unit’s carrying value exceeds its fair value, we will then use a quantitative assessment by comparing the fair value of each reporting unit against its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess.

During the first quarter of 2020, markets for oil and gas, as well as other commodities and equities, experienced significant volatility and price declines amid concerns over the economic effects of the COVID-19 pandemic. As a result our stock price experienced a significant decline during the first quarter of 2020. Based on these facts, we performed a goodwill impairment test at March 31, 2020 to determine if it was more likely than not that the fair value of certain reporting units were less than their carrying value. As a result of our quantitative assessment using a discounted cash flow analysis, we recorded an impairment charge of $4.2 million for 2020 related to our Optimization Software & Services reporting unit, which is included within the Operations Optimization segment. No impairment charge was recognized for the E&P Technology Services reporting unit for 2020.  The goodwill balance after impairment charge at December 31, 2020 was comprised of $16.6 million in our Optimization Software & Services and $2.9 million in our E&P Technology & Services reporting units. However, given the uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ which could result in additional impairment charge in the future.

Long-lived Asset Impairment

We evaluate the recoverability of our property, plant and equipment, when indicators of impairment exist, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset held for use is recognized whenever anticipated future undiscounted cash flows from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. No indicators of impairment were noted for 2020 and as such, no impairment charge was recognized. However, if management's judgments and assumptions regarding future industry conditions and operations diminish, it is reasonably possible that our expectations of future cash flows may decline and ultimately result in impairment for our long-lived assets.

Deferred Tax Assets

We established a valuation allowance on all of our net deferred tax assets resulting from the substantial doubt about our ability to continue as a going concern. A valuation allowance is established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We will continue to record a valuation allowance for the substantial majority of all of our deferred tax assets until there is sufficient evidence to warrant reversal. In the event our expectations of future operating results change, an additional valuation allowance may be required to be established on our existing unreserved net U.S. deferred tax assets.

Stock-Based Compensation

We estimate the value of stock-based payment awards on the date of grant using an option pricing model such as Black-Scholes or Monte Carlo simulation. The determination of the fair value of stock-based payment awards is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, actual and projected stock-based instrument exercise behaviors, risk-free interest rate and expected dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize stock-based compensation expense on the straight-line basis over the requisite service period of each award that are ultimately expected to vest. For our stock appreciation rights, in the event that the market price of our common stock increases, our expectation of participants’ expected exercise behavior and risk free interest rate change in the future, we may have to recognize additional stock appreciation rights awards expense that could ultimately affect our operating results and cash flows.

Foreign Sales Risks

The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographic locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographic location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer and the geographic location of the data. For 2020, 2019 and 2018, international sales comprised 92%, 84% and 89%, respectively, of total net revenues.

	Years Ended December 31,
	2020	2019	2018
Latin America	$43,389	$64,627	$91,833
Africa	27,132	28,203	21,482
Europe	17,950	22,102	18,509
Asia Pacific	16,696	18,321	21,587
North America	9,521	27,953	19,029
Middle East	3,187	7,347	3,728
Other	4,799	6,126	3,877
Total	$122,674	$174,679	$180,045

Off-Balance Sheet Arrangements

Variable interest entities. At December 31, 2020, our investment in INOVA Geophysical constitutes an investment in a variable interest entity, as that term is defined in Accounting Standards Codification Topic 810-10 “Consolidation – Overall” and as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. See Footnote 1 “Summary of Significant Accounting Policies-Equity Method Investments” of Footnotes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information.

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

Interest Rate Risk

At December 31, 2020, we had outstanding total indebtedness of approximately $143.7 million. At December 31, 2020, all of this indebtedness, other than borrowings under our Credit Facility (described below), accrues interest at fixed interest rates.

As our borrowings under the Credit Facility are subject to variable interest rates, we are subject to interest rate risk to the extent we have outstanding balances under the Credit Facility. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Our Credit Facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which require that we and our lenders agree upon a replacement rate based on the then-prevailing market convention for similar agreements. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our Credit Facility. In the event that we do not reach agreement on an acceptable replacement rate for LIBOR, outstanding borrowings under the Credit Facility would revert to a floating rate equal to the alternative base rate (which, as of the time that LIBOR becomes unavailable, is equal to the greater of the Prime Rate and the Federal Funds effective rate plus 0.50%) plus the applicable margin for the alternative base rate which ranges between 2.0% and 3.0%. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our financial condition and results of operations.

We may, from time to time, use derivative financial instruments to help mitigate rising interest rates under our Credit Facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

Foreign Currency Exchange Rate Risk

Our operations, including that of our subsidiaries, are conducted in various countries around the world, and we receive revenue from these operations in a number of different currencies with the most significant of our international operations using British Pounds Sterling and Brazilian Real. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheets at December 31, 2020 reflected approximately $6.8 million of net working capital related to our foreign subsidiaries, a majority of which is within the United Kingdom and Brazil. Our foreign subsidiaries receive their income and pay their expenses primarily in their local currencies. To the extent that transactions of these subsidiaries are settled in the local currencies, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. In 2020, we recorded net foreign currency losses of approximately $1.6 million in other expense, a majority of these losses are due to currency fluctuations related to our operations in Brazil.

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

Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon their assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2020.

The independent registered public accounting firm that has also audited our consolidated financial statements included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. This report appears below.

(c) Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended December 31, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ION Geophysical Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 11, 2021 expressed an unqualified opinion on those financial statements.

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

February 11, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information appearing in the definitive proxy statement, under “Item 1 — Election of Directors,” for our annual meeting of stockholders to be held on May 12, 2021 (the “2021 Proxy Statement”) to be filed with the SEC with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11. Executive Compensation

Reference is made to the information appearing in the 2021 Proxy Statement, under “Executive Compensation,” to be filed with the SEC with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information appearing in the 2021 Proxy Statement, under “Item 1 — Ownership of Equity Securities of ION” and “Equity Compensation Plan Information,” to be filed with the SEC with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information appearing in the 2021 Proxy Statement, under “Item 1 — Certain Transactions and Relationships,” to be filed with the SEC with respect to Certain Relationships and Related Transactions and Director Independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14. Principal Accounting Fees and Services

Reference is made to the information appearing in the 2021 Proxy Statement, under “Principal Auditor Fees and Services,” to be filed with the SEC with respect to Principal Accountant Fees and Services, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

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

4.2	—

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

4.3	—	Description of Securities, filed on February 6, 2020 as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.
**10.1	—

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

10.11	—	First Amendment to Credit Agreement and Loan Documents dated May 29, 2012, filed on May 29, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10.12	—	Third Amended and Restated 2013 Long-Term Incentive Plan filed on November 1, 2018 as Annex A to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference.
10.13	—

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

10.14	—

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

10.15	—

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

**10.16	—

Form of Rights Agreement dated March 1, 2015 issued under the ION Stock Appreciation Rights Plan dated November 17, 2008, filed on May 7, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and incorporated herein by reference.

**10.17	—	Form of Rights Agreement dated March 1, 2016 issued under the ION Stock Appreciation Rights Plan Dated November 17, 2008, and incorporated herein by reference.
**10.18	—	Equity Investment Agreement dated December 14, 2017, issued under the Second Amended and Restated 2013 Long-Term Incentive Plan dated December 31, 2016, and incorporated herein by reference.
**10.19	—	Employee Stock Purchase Plan dated May 26, 2010, and incorporated herein by reference.
10.20	—	Form of Warrant Agreement, filed on February 16, 2018 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
10.21	—

Third Amendment and Joinder to the Revolving Credit and Security Agreement, dated as of August 16, 2018, filed on August 21, 2018 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

**10.22	—	ION Stock Appreciation Rights Plan dated November 30, 2018, and incorporated herein by reference.

	**10.23	—	Form of Stock Appreciation Rights Agreement dated December 1, 2018 issued under the ION Stock Appreciation Rights Plans dated November 30, 2018, and incorporated herein by reference.
	**10.24	—	Form of Restricted Stock Awards Agreement dated December 1, 2018 issued under the Third Amended and Restated 2013 Long-Term Incentive Plan dated November 1, 2018, and incorporated herein by reference.
	10.25	—

Form of First Amendment to Warrant to Purchase Common Stock dated as of February 4, 2019, filed on February 8, 2019 as Exhibit 10.1 to the Company’s Current Report of Form 8-K, and incorporated herein by reference.

	**10.26	—

Restricted Stock Agreement (Time Based) dated September 1, 2019 between the ION Geophysical Corporation and Christopher T. Usher filed on September 4, 2019 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

	**10.27	—

Restricted Stock Agreement (Performance Based) dated September 1, 2019 between the ION Geophysical Corporation and Christopher T. Usher filed on September 4, 2019 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

	10.28	—	ION and WesternGeco Settlement Agreement dated April 7, 2020 filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.
	10.29	—	Restructuring Support Agreement dated December 23, 2020, by and between ION Geophysical Corporation, the Subsidiary Guarantors, and the Supporting Noteholders filed on December 23, 2020 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
	**10.30	—	Employment Agreement dated January 27, 2020, between Christopher T. Usher and ION Geophysical Corporation, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference.
	**10.31	—	Employment Agreement dated December 22, 2020, between ION Geophysical Corporation and Mike Morrison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
	*10.32	—	Amended and Restated Restructuring Support Agreement dated February 11, 2021, by and between ION Geophysical Corporation, the Subsidiary Guarantors, and the Supporting Noteholders
	*10.33	—	Letter Agreement, dated February 11, 2021, by and between ION Geophysical Corporation and Mr. James M. Lapeyre, Jr.
	*10.34	—	Restructuring Support Agreement, dated February 11, 2021, by and between ION Geophysical Corporation and PNC Bank, National Association
	*21.1	—	Subsidiaries of the Company.
	*23.1	—	Consent of Grant Thornton LLP.
	*24.1	—	The Power of Attorney is set forth on the signature page hereof.
	*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
	*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
	*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
	*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
	*101	—

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2020, 2019 and 2018, (vi) Footnotes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

	*101.INS	—	Inline XBRL Instance Document.
	*101.SCH	—	Inline XBRL Taxonomy Schema Document.
	*101.CAL	—	Inline XBRL Taxonomy Calculation Linkbase Document.
	*101.DEF	—	Inline XBRL Taxonomy Definition Linkbase Document.
	*101.LAB	—	Inline XBRL Taxonomy Label Linkbase Document.
	*101.PRE	—	Inline XBRL Taxonomy Presentation Linkbase Document.
	*104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

(b)	Exhibits required by Item 601 of Regulation S-K.
Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.

(c)	Not applicable.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Christopher Usher
Christopher Usher
President and Chief Executive Officer

Date: February 11, 2021

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Usher and Matthew Powers and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K for the year ended December 31, 2020, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ CHRISTOPHER USHER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021
Christopher Usher

/s/ MIKE MORRISON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2021
Mike Morrison

/s/ SCOTT SCHWAUSCH	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	February 11, 2021
Scott Schwausch

/s/ JAMES M. LAPEYRE, JR.	Chairman of the Board of Directors and Director	February 11, 2021
James M. Lapeyre, Jr.

/s/ DAVID H. BARR	Director	February 11, 2021
David H. Barr

	Director	February 11, 2021
Zhang ShaoHua

/s/ TINA WININGER	Director	February 11, 2021
Tina Wininger

/s/ MICHAEL MCGOVERN	Director	February 11, 2021
Michael McGovern

/s/ S. JAMES NELSON, JR.	Director	February 11, 2021
S. James Nelson, Jr.

/s/ JOHN N. SEITZ	Director	February 11, 2021
John N. Seitz

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ION Geophysical Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (and schedule included under Item 15(a)) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 11, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2020, the Company had outstanding $120.6 million aggregate principal amount of its 9.125% Senior Secured Second Priority Notes (“Notes”), which mature on December 15, 2021. The Notes, classified as current liabilities, caused the Company’s current liabilities to exceed its current assets by $150.9 million and its total liabilities exceeds its total assets by $71.1 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

New Ventures phase revenue recognition

As described further in Note 4 to the consolidated financial statements, the Company recognizes its revenues within the New Ventures phase based on seismic data being acquired and/or processed on a proportionate basis as work is performed and control is transferred to the customer. Under this method, revenues are recognized based on quantifiable measures of progress, such as kilometers acquired or surveys of performance completed to date. We identified revenue that is recognized on a proportionate basis as a critical audit matter.

The principal consideration for our determination that revenue recognized on a proportionate basis is a critical audit matter is that significant management estimates are required to measure the Company’s progress toward satisfaction of performance obligations satisfied over time and requires the Company to have effective cost estimation processes, forecasting, and revenue and expense reporting. Significant management judgments and estimates utilized to determine probable costs at contract completion are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the revenue recognition included the following, among others.

●

We tested the design and operating effectiveness of controls relating to the revenue recognition process including management’s ability to develop quantifiable measures of progress that faithfully depict the Company’s performance toward satisfaction of the performance obligations.

●

We tested a selection of contracts and evaluated those contracts for appropriate revenue recognition by comparing key terms and provisions to contract data as well as evaluated and tested management’s process for reasonably estimating proportionate project status through completing trend analyses.

●	We performed a lookback analysis, to evaluate the historical accuracy of management’s estimates of progress toward satisfaction of performance obligations.

Goodwill impairment assessment

As described further in Note 11 to the consolidated financial statements, the Company is required to evaluate goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than its fair value. The Company determined that as a result of the economic conditions resulting from the COVID-19 pandemic and decline in the Company’s market capitalization, an interim quantitative impairment assessment was necessary for each of the Company’s reporting units as of March 31, 2020. As a result of the assessment, the Company recorded a $4.2 million impairment related to the Software & Services reporting unit. Management concluded the fair value of all other reporting units exceeded their respective carrying values, and therefore no additional impairment was identified. We identified the estimation of the fair value of reporting units in the quantitative goodwill impairment assessment as a critical audit matter.

The principal consideration for our determination that the estimation of the fair value of reporting units was a critical audit matter is that the assessment includes a high degree of estimation uncertainty due to significant management judgments with respect to the assumptions used to project the future cash flows, including the long-term revenue growth rate, operating expenses, capital expenditures and discount rate. In turn, auditing management’s assumptions involved significant auditor judgment and subjectivity.

Our audit procedures related to the quantitative impairment assessment included the following, among others.

●

We tested the design and operating effectiveness of controls relating to the Company’s quantitative impairment analysis process, including controls related to determining the fair value of the reporting units.

●

We tested management’s process for determining the fair value of the reporting units, including evaluating significant assumptions used by management in forecasting the reporting units cash flows. These assumptions included revenue growth rates, operating expenses, capital expenditures, and the discount rate. We also compared the forecasted cash flows to historical cash flows and corroborated the basis for increases or decreases as applicable.

●	We utilized an internal valuation specialist to evaluate:
●	The methodologies used and whether they were acceptable for the underlying assets or operations and whether such methodologies were being applied correctly,
●	The appropriateness of the discount rate, and
●	The qualifications of the valuation specialists used by the Company based on their credentials and experience.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Houston, Texas

February 11, 2021

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,486	$33,065
Accounts receivable, net	8,045	29,548
Unbilled receivables	11,262	11,815
Inventories, net	11,267	12,187
Prepaid expenses and other current assets	7,116	6,012
Total current assets	75,176	92,627
Deferred income tax asset, net	—	8,734
Property, plant and equipment, net	9,511	13,188
Multi-client data library, net	50,914	60,384
Goodwill	19,565	23,585
Right-of-use assets	35,501	32,546
Other assets	2,926	2,130
Total assets	$193,593	$233,194
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$143,731	$2,107
Accounts payable	33,418	49,316
Accrued expenses	16,363	30,328
Accrued multi-client data library royalties	21,359	18,831
Deferred revenue	3,648	4,551
Current maturities of operating lease liabilities	7,570	11,055
Total current liabilities	226,089	116,188
Long-term debt, net of current maturities	—	119,352
Operating lease liabilities, net of current maturities	38,372	30,833
Other long-term liabilities	222	1,453
Total liabilities	264,683	267,826
Deficit:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 14,333,101 and 14,224,787 shares at December 31, 2020 and 2019, respectively	143	142
Additional paid-in capital	958,584	956,647
Accumulated deficit	(1,011,516)	(974,291)
Accumulated other comprehensive loss	(19,913)	(19,318)
Total stockholders’ deficit	(72,702)	(36,820)
Noncontrolling interests	1,612	2,188
Total deficit	(71,090)	(34,632)
Total liabilities and stockholders' deficit	$193,593	$233,194

See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Service revenues	$93,347	$131,280	$139,038
Product revenues	29,327	43,399	41,007
Total net revenues	122,674	174,679	180,045
Cost of services	63,055	83,519	100,557
Cost of products	16,795	22,066	19,868
Impairment of multi-client data library	1,167	9,072	—
Gross profit	41,657	60,022	59,620
Operating expenses:
Research, development and engineering	12,965	19,025	18,182
Marketing and sales	11,675	23,207	21,793
General, administrative and other operating expenses	27,456	42,249	37,364
Impairment of long-lived assets	—	—	36,553
Impairment of goodwill	4,150	—	—
Total operating expenses	56,246	84,481	113,892
Loss from operations	(14,589)	(24,459)	(54,272)
Interest expense, net	(13,805)	(13,074)	(12,972)
Other income (expense), net	6,898	(1,617)	(436)
Loss before income taxes	(21,496)	(39,150)	(67,680)
Income tax expense	15,616	8,064	2,718
Net loss	(37,112)	(47,214)	(70,398)
Less: Net income attributable to noncontrolling interests	(113)	(985)	(773)
Net loss attributable to ION	$(37,225)	$(48,199)	$(71,171)
Net loss per share:
Basic	$(2.61)	$(3.41)	$(5.20)
Diluted	$(2.61)	$(3.41)	$(5.20)
Weighted average number of common shares outstanding:
Basic	14,272	14,131	13,692
Diluted	14,272	14,131	13,692

See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net loss	$(37,112)	$(47,214)	$(70,398)
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	(1,067)	1,124	(1,563)
Comprehensive net loss	(38,179)	(46,090)	(71,961)
Comprehensive (income) loss attributable to noncontrolling interests	359	(985)	(773)
Comprehensive net loss attributable to ION	$(37,820)	$(47,075)	$(72,734)

See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(37,112)	$(47,214)	$(70,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	3,997	3,657	8,763
Amortization of multi-client data library	22,299	39,541	48,988
Impairment of long-lived assets	—	—	36,553
Impairment of multi-client data library	1,167	9,072	—
Impairment of goodwill	4,150	—	—
Stock-based compensation expense	2,043	4,701	3,337
Amortization of government relief funding expected to be forgiven	(6,923)	—	—
Provision for expected credit losses	2,413	—	—
Write-down of excess and obsolete inventory	378	517	665
Deferred income taxes	8,547	(1,940)	(6,252)
Change in operating assets and liabilities:
Accounts receivable	19,608	(3,265)	(7,024)
Unbilled receivables	(383)	32,055	(5,245)
Inventories	280	1,067	(353)
Accounts payable, accrued expenses and accrued royalties	(12,584)	(2,492)	(7,600)
Deferred revenue	(793)	(3,207)	(1,112)
Other assets and liabilities	2,072	1,658	6,776
Net cash provided by operating activities	9,159	34,150	7,098
Cash flows from investing activities:
Investment in multi-client data library	(27,247)	(28,804)	(28,276)
Purchase of property, plant and equipment	(1,121)	(2,411)	(1,514)
Net cash used in investing activities	(28,368)	(31,215)	(29,790)
Cash flows from financing activities:
Borrowings under revolving line of credit	27,250	40,000	—
Repayments under revolving line of credit	(4,750)	(40,000)	(10,000)
Payments on notes payable and long-term debt	(2,409)	(2,553)	(30,807)
Receipt of Paycheck Protection Program loan	6,923	—	—
Proceeds from issuance of stocks	—	—	46,999
Costs associated with debt issuance	(924)	—	(1,247)
Other financing activities	(322)	(993)	(1,137)
Net cash provided by (used in) financing activities	25,768	(3,546)	3,808
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	136	(125)	319
Net increase (decrease) decrease in cash, cash equivalents and restricted cash	6,695	(736)	(18,565)
Cash, cash equivalents and restricted cash at beginning of period	33,118	33,854	52,419
Cash, cash equivalents and restricted cash at end of period	$39,813	$33,118	$33,854

See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional	Accumulated	Accumulated Other	Noncontrolling	Total (Deficit)
(In thousands, except shares)	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Loss	Interests	Equity
Balance at January 1, 2018	12,019,701	$120	$903,247	$(854,921)	$(18,879)	$1,239	$30,806
Net (loss) income	—	—	—	(71,171)	—	773	(70,398)
Translation adjustment	—	—	—	—	(1,563)	(220)	(1,783)
Dividend payment to noncontrolling interest	—	—	—	—	—	(200)	(200)
Stock-based compensation expense	—	—	3,337	—	—	—	3,337
Exercise of stock options	70,086	1	213	—	—	—	214
Vesting of restricted stock units/awards	151,852	1	(1)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(46,024)	—	(1,151)	—	—	—	(1,151)
Public equity offering	1,820,000	18	46,981	—	—	—	46,999
Balance at December 31, 2018	14,015,615	140	952,626	(926,092)	(20,442)	1,592	7,824
Net (loss) income	—	—	—	(48,199)	—	985	(47,214)
Translation adjustment	—	—	—	—	1,124	(74)	1,050
Dividend payment to noncontrolling interest	—	—	—	—	—	(315)	(315)
Stock-based compensation expense	—	—	4,701	—	—	—	4,701
Exercise of stock options	86,900	1	140	—	—	—	141
Vesting of restricted stock units/awards	225,860	2	(2)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(103,588)	(1)	(818)	—	—	—	(819)
Balance at December 31, 2019	14,224,787	142	956,647	(974,291)	(19,318)	2,188	(34,632)
Net (loss) income	—	—	—	(37,225)	—	113	(37,112)
Translation adjustment	—	—	—	—	(595)	(472)	(1,067)
Dividend payment to noncontrolling interest	—	—	—	—	—	(217)	(217)
Stock-based compensation expense	—	—	2,043	—	—	—	2,043
Exercise of stock options	5,000	—	15	—	—	—	15
Vesting of restricted stock units/awards	151,346	2	(2)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(48,032)	(1)	(119)	—	—	—	(120)
Balance at December 31, 2020	14,333,101	$143	$958,584	$(1,011,516)	$(19,913)	$1,612	$(71,090)

See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Summary of Significant Accounting Policies

General Description and Principles of Consolidation

ION Geophysical Corporation and its subsidiaries offer a full suite of services and products for seismic data acquisition and processing. The Company's offerings are focused on improving subsurface knowledge to enhance E&P decision-making and enhancing situational awareness to optimize offshore operations. The consolidated financial statements include the accounts of ION Geophysical Corporation and its majority-owned subsidiaries (collectively referred to as the “Company” or “ION”). Intercompany balances and transactions have been eliminated.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto particularly the presentation of revenue by geographic area to make them consistent with the current period presentation.

Going Concern

As of December 31, 2020, the Company had outstanding $120.6 million aggregate principal amount of its  9.125% Senior Secured Second Priority Notes (the “Existing Second Lien Notes”) which mature on December 15, 2021. The Existing Second Lien Notes, which are classified as a current liability, raise substantial doubt about the Company's ability to continue as a going concern within the next twelve months. If the Company is unable to repay, refinance or restructure its Existing Second Lien Notes, which could result in the acceleration of the maturity of the outstanding balance on the Company’s Credit Facility, the Company’s assets may not be sufficient to repay in full the amounts owed to holders of its Existing Second Lien Notes or to lenders under its Credit Facility.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (" GAAP") on a going concern basis of accounting, which contemplate continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Accordingly, the consolidated financial statements  exclude certain adjustments that might result if the Company is unable to continue as a going concern.

Existing Second Lien Notes Restructuring

To address the upcoming maturity of the $120.6 million aggregate principal amount of the Company's  9.125% Senior Secured Second Priority Notes due 2021 (the “Existing Second Lien Notes”) and to provide a mechanism to reduce its financial leverage in the future, the Company executed a Restructuring Support Agreement (the “Restructuring Support Agreement”) with holders of the Existing Second Lien Notes representing approx imately 92% aggregate principal amount outstanding under our Existing Second Lien Notes (the “Supporting Noteholders”), pursuant to which the Company committed to use its reasonable efforts to effect the following transactions (collectively, the “Restructuring Transactions”):

(i) an offer to exchange (the “Exchange Offer”) all outstanding Existing Second Lien Notes, with each $1,000 principal amount of such Notes tendered exchanged for (a) $150 in cash, (b) $850 of New Second Lien Notes (as defined below), subject to certain rights to instead deliver or receive common stock and (c) $35, at the Company's option, either in (I) cash, (II) common stock at $2.57 per share (the “Deal Price”), or (III) New Second Lien Notes (collectively, the “Exchange Consideration”), plus payment of all accrued and unpaid interest; and

(ii) the granting of the right to all holders of the Company's common stock to participate in a rights offering (the “Rights Offering”) to subscribe for a pro rata share (with over-subscription rights) of up to $50.0 million of New Second Lien Notes issued at par, or common stock issued at the Deal Price.

In connection with the Rights Offering, the Company intends to enter into backstop agreements (the “Backstop Agreements”) with one or more parties (the “Backstop Providers”) pursuant to which the Backstop Providers agree to purchase New Second Lien Notes at par or shares of Common Stock at the Deal Price (the “Backstop Commitment”).

The “New Second Lien Notes” will accrue interest at the rate of 8.0% per annum, mature on December 15, 2025, be secured on a second-priority basis, subject to liens securing the Company's obligations under its existing credit agreement, and unconditionally guaranteed by certain of the Company's subsidiaries. Holders of the New Second Lien Notes may convert all or any portion of their notes at their option at any time prior to the maturity date. The conversion price of the New Second Lien Notes shall be a 25% premium to the Deal Price but shall be no lower than $1.80 per share and no higher than $3.00 per share. The Company will have the right, on or after the 18 month anniversary of the issue date, to convert all or part of the outstanding New Second Lien Notes if its common stock has a 20 trading day VWAP of at least 175% of the conversion price then in effect which would currently equal to $5.25 per share. Holders of the New Second Lien Notes will also be entitled to certain voting rights and the right to designate two independent directors to the Company's Board of Directors.

If the Restructuring Transactions are consummated, the Company could issue up to $151.7 million aggregate principal amount of New Second Lien Notes, which could be converted into 50.6 million shares of common stock, representing approximately 77.1% of the total shares of common stock outstanding following the Restructuring Transactions. This excludes the shares of common stock subject to issuance pursuant to the Company's Long-term Incentive Plan. The actual number of shares of common stock that could be issued as a result of the Restructuring Transactions may be different than the amount indicated, however, due to, among other things, the participation levels in both the Exchange Offer and the Rights Offering and the ability of the Company, any noteholders participating in the Exchange Offer, and any participants in the Rights Offering to elect to deliver or receive cash in certain circumstances. The Company anticipates the completion of the Restructuring Transactions by the end of  March 2021.

The Company also entered into a restructuring support agreement with PNC Bank, National Association (“PNC”), the lender of its Credit Facility,  (the "PNC Restructuring Support Agreement") that will allow the Company, among others, to consummate and implement the Restructuring Transactions and waive any going concern event of default that would otherwise occur under the Company's Credit Facility.

The Restructuring Transactions are also subject to stockholder approval to be voted at a special meeting of stockholders scheduled for February 23, 2021 (the “Special Meeting”).

While the Company believes it will be successful in obtaining stockholders' approval and executing the Restructuring Transactions, there can be no assurances regarding the ultimate success, timing or extent of any such funding, which are dependent upon a variety of factors, many of which are outside of the Company's control. In addition, no assurance can be given that any funding from the Restructuring Transaction, if approved by stockholders and obtained at all, will be adequate to fulfill the Company's obligations and operate its business. Consequently, the Company may be required to obtain additional funding whether through private or public equity transactions, debt financing or other capital sources. The Company may not be able to take such actions, if necessary, on commercially reasonable terms or at all. If additional funding cannot be obtained on a timely basis and on satisfactory terms, it will have an adverse effect on the Company's business, financial condition and results of operations.

COVID-19 Business Impact and Response

The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe. During 2020, the exploration and production (“E&P”) industry faced the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly for most of the year. Brent crude oil prices, which are most relevant to ION’s internationally focused business, dropped 66% during the first quarter from $66 on January 1, 2020 to $23 on March 31, 2020. By the end of the second quarter, Brent crude oil prices rebounded to $41 per barrel, benefiting from increased global demand as pandemic restrictions started to ease and decreased production. Brent crude oil prices have remained relatively stable through the end of the year, increasing slightly during fourth quarter to end the year at $51 per barrel. Brent crude oil prices further increased to approximately $60 per barrel at the beginning of February 2021, which is consistent with prices a year ago. In an effort to stabilize oil prices by limiting supply, OPEC and other oil producing allies agreed to substantial production cuts throughout 2020 that were extended through March 2021.

While commodity prices can be volatile, the sharp decline throughout 2020 triggered E&P companies to reduce budgets by approximately 25%. Exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. Consequently, there has been a material slowdown in offshore seismic spending since the second quarter of 2020, and while the Company is seeing signs that could improve, the Company expects the market to remain challenging in 2021. However, the challenging market also serves as a catalyst to drive necessary cost restructuring and digital transformation of the E&P ecosystem.

The Company expects continued portfolio rationalization and high grading as E&P companies seek to find the best return on investment opportunities to meet oil and gas demand in the next decade. Near-term, due to the impact of the COVID-19, project high grading will likely be more acute due to budget reductions. Over the last several years, the Company had strategically shifted its portfolio closer to the reservoir, where revenue tends to be higher and more consistent. New Venture data acquisition offshore and Software and related personnel-based offshore services are expected to continue to be most impacted by COVID-19 travel restrictions. While offshore operations have been temporarily impacted by travel restrictions, the Company believes the demand for digitalization technologies will remain strong. In some cases, ION technology is expected to be more relevant and valuable in the current environment. For instance, the Company expects offerings that facilitate remote working to see increased demand.

While 2020 revenues came in lower than the prior year due to the repercussions of the oil price volatility in early 2020 and the ongoing uncertainty from the COVID-19 pandemic, the Company made progress executing its strategy. The Company continues to work closely with its clients to understand revised plans and to scale its business appropriately. The Company partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions that were outlined in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2020. To further mitigate the impact of COVID-19 and oil price volatility, management implemented a plan to preserve cash and manage liquidity as follows:

•

Scaled down personnel costs and operating expenses in April 2020 by another $18.0 million during the remaining nine months of 2020, building on the over $20.0 million of cuts made in January 2020. These further reductions are primarily through a variety of furlough programs and reduced compensation arrangements across the Company's worldwide workforce. The Company executives have taken a 20% base salary reduction and a tiered reduction scheme has been cascaded to the rest of the worldwide workforce. The Company's Board of Directors have taken a 20% reduction in directors' fees. In addition, the Company has curtailed use of external contractors, decreased travel and event costs and implemented new systems and processes that more efficiently support its business.

•

Reduced capital expenditures to approximately $28.0 million (a portion of which were pre-funded or underwritten by the customers), down from the original budget of $35.0 million to $50.0 million, to reflect both reduced seismic demand and travel/border restrictions impacting new data acquisition offshore. This provides flexibility to aggressively reduce cash outflows while shifting to significantly lower cost reimaging programs.

•

Applied for and continue to explore various government assistance programs, of which approximately $6.9 million was received and applied against qualifying expenditures during the second quarter. Receipt of this assistance allowed the Company to avoid further staff reductions while supporting its ongoing operations.

•

Re-negotiated existing lease agreements for its significant locations to obtain rent relief of approximately $4.0 million. The majority of the cash savings from the rent relief benefit the Company from July 2020 to March 2021. See Footnote 14 "Lease Obligations" for further details.

•

Announced the sale of its 49% ownership interest in INOVA Geophysical Equipment Limited for $12.0 million, subject to regulatory approvals and other closing conditions. Closing of the transaction is expected in 2021.

•	Entered into a settlement agreement with WesternGeco ending the decade-long patent litigation. See Footnote 9 "Litigations" for further details.

Use of Estimates

The preparation of consolidated financial statements in conformity GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Areas involving significant estimates include, but are not limited to, collectability of accounts and unbilled receivables, inventory valuation reserves, sales forecasts related to multi-client data library, impairment of property, plant and equipment and goodwill and deferred taxes. Actual results could materially differ from those estimates.

Foreign Currency Transactions

Assets and liabilities of the Company’s subsidiaries operating outside the United States that have a functional currency other than the U.S. dollar have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive loss. The foreign currency transaction losses are primarily due to the currency rate fluctuations between the U.S. dollar and the Brazilian real related to the Company’s operations in Brazil. Foreign currency transaction gains and losses, as they occur, are included in “Other income (expense), net” on the consolidated statements of operations. Total foreign currency transaction losses were $1.6 million, $1.3 million and $0.4 million for 2020, 2019 and 2018, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. At December 31, 2020 and 2019, there was $2.3 million and $0.1 million, respectively, of long-term and short-term restricted cash used to secure standby and commercial letters of credit, which are included within “Other assets” and “Prepaid expenses and other current assets” in the consolidated balance sheets.

Accounts and Unbilled Receivables

Accounts and unbilled receivables are recorded at cost, less the related allowance for doubtful accounts. The Company considers current information and events regarding the customers’ ability to repay their obligations, such as the length of time the receivable balance is outstanding, the customers’ credit worthiness and historical experience. Unbilled receivables relate to revenues recognized on multi-client surveys, imaging and reservoir services and devices equipment repairs on a proportionate basis, and on licensing of multi-client data library for which invoices have not yet been presented to the customer.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation expense is provided straight-line over the following estimated useful lives:

Years
Machinery and equipment	3 - 7
Buildings	5 - 25
Seismic rental equipment	3 - 5
Leased equipment and other	3 - 10

Expenditures for major renewals and betterment, that increase the value or extend the economic useful life of the asset, are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in “Other income (expense), net” in the consolidated statements of operations.

Long-lived Asset Impairment

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, when indicators of impairment exist, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment is recognized whenever anticipated future undiscounted cash flows the assets are expected to generate are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. No indicators of impairment were noted for 2020 and 2019 as such no impairment charge was recognized. For 2018, the Company identified an indicator of impairment as it relates to its cable-based ocean bottom acquisition technologies and recognized an impairment charge of $36.6 million.

Multi-Client Data Library

The multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For 2020, 2019 and 2018, the Company capitalized, as part of its multi-client data library, $6.7 million, $9.3million and $11.9 million, respectively, of direct internal processing costs.

The Company’s method of amortizing the costs of an in-process multi-client data library (the period during which the seismic data is being acquired and/or processed, referred to as the New Venture phase) consists of determining the percentage of actual revenue recognized to the total estimated revenues (which includes both revenues estimated to be realized during the New Venture phase and estimated revenues from the licensing of the resulting on-the-shelf data survey) and multiplying that percentage by the total cost of the project (the sales forecast method). The Company considers a multi-client data survey to be complete when all work on the creation of the seismic data is finished and that data survey is available for licensing. Once a multi-client data survey is complete, the data survey is considered on-the-shelf and the Company’s method of amortization is then the greater of (i) the sales forecast method or (ii) the straight-line basis over a four-year period, applied on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the sales forecast method. The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. The four-year period utilized in this cumulative comparison commences when the data survey is determined to be complete. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey. The Company has determined the amortization period of four years based upon its historical experience indicating that the majority of its revenues from multi-client surveys are derived during the acquisition and processing phases and during four years subsequent to survey completion.

The Company estimates the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by the Company at the project’s initiation. For a completed multi-client survey, the Company reviews the estimate quarterly. If during any such review, the Company determines that the ultimate revenue for a survey is expected to be materially more or less than the original estimate of ultimate revenue for such survey, the Company decreases or increases (as the case may be) the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews, the Company evaluates the recoverability of the multi-client data library, and, if required, records an impairment charge with respect to such data. For 2020 and 2019, the Company wrote down its multi-client data library by $1.2 million and $9.1 million, respectively, for programs with capitalized costs exceeding the remaining sales forecast.

Goodwill

Goodwill represents the excess of costs over the fair value of the net assets acquired in connection with a business combination. Goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment, which includes E&P Technology & Services, Optimization Software & Services and Devices. Goodwill is not amortized, but rather tested and assessed for impairment at least annually on December 31, or more frequently, if facts and circumstances indicate that the carrying amount may exceed fair value. The Company begins with a qualitative assessment by evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the Company determined that it is more likely than not that a reporting unit’s carrying value exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. To determine the fair value of these reporting units, the Company uses a discounted cash flow model, which includes a variety of level 3 inputs, as defined in Footnote 15 “Fair Value of Financial Instruments.” The key inputs for the model include the operational three-year forecast for the Company and the then-current market discount factor. Additionally, the Company compares the sum of the estimated fair values of the individual reporting units less consolidated debt to the Company’s overall market capitalization as reflected by the Company’s stock price. As a result of the Company’s quantitative assessment using a discounted cash flow analysis, the Company recorded an impairment charge of $4.2 million for the year ended December 31, 2020 related to its Optimization Software & Services reporting unit, which is included within the Operations Optimization segment. No impairment charge was recognized for the E&P Technology Services reporting unit for the year ended December 31, 2020. See further discussion below at Footnote 11 “Goodwill.”

Equity Method Investment

The Company determined that INOVA Geophysical Equipment Limited ("INOVA Geophysical" or "INOVA") is a variable interest entity because the Company’s voting rights with respect to INOVA Geophysical are not proportionate to its ownership interest and substantially all of INOVA Geophysical’s activities are conducted on behalf of the Company and BGP Inc. (“BGP”), a subsidiary of China National Petroleum Corporation and a related party to the Company. The Company is not the primary beneficiary of INOVA Geophysical because it does not have the power to direct the activities of INOVA Geophysical that most significantly impact its economic performance. Accordingly, the Company does not consolidate INOVA Geophysical, but instead accounts for INOVA Geophysical using the equity method of accounting. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition, less distributions received.

In 2014, the Company fully impaired its investment in INOVA reducing its equity investment in INOVA and its share of INOVA’s accumulated other comprehensive loss, both to zero. At December 31, 2020, the carrying value of this investment remains zero. The Company no longer records its equity in losses or earnings and has no obligation, implicit or explicit, to fund any expenses of INOVA Geophysical.

In March 2020, the Company announced an agreement to sell the Company's 49% ownership interest in INOVA joint venture for $12.0 million, subject to regulatory approvals and other closing conditions. Closing of the transaction is expected in 2021.

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

Revenue From Contracts With Customers

The Company derives revenue from the sale or license of (i) multi-client and proprietary data, imaging and reservoir services within its E&P Technology & Services segment; (ii) sale, license and repair of seismic data acquisition systems and other equipment; and (iii) sale or license of seismic command and control software systems and software solutions for operations management within its Operations Optimization segment. All E&P Technology & Services’ revenues and the services component of Optimization Software & Services’ revenues under Operations Optimization segment are classified as services revenues. All other revenues are classified as product revenues.

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

(2)      Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” The guidance replaces the incurred loss impairment methodology under the current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets ranging from short-term accounts receivables to long-term receivable financing. The Company adopted the standard using the prospective transition approach for its trade receivables and unbilled receivables. The adoption of the standard had no material impact on the Company’s consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance simplifies the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. As a result, an entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment loss on goodwill cannot be reversed once recognized. As a result of the Company’s quantitative assessment using a discounted cash flow analysis, the Company recorded an impairment charge of $4.2 million for the year ended December 31, 2020 related to its Optimization Software & Services reporting unit, which is included within the Operations Optimization segment. No impairment charge was recognized for the E&P Technology Services reporting unit for the year ended December 31, 2020. See further discussion below at Footnote 11 “Goodwill.”

On December 31, 2020, the Company adopted ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. Entities can make a one-time election to sell and/or transfer to available for sale or trading any held-to-maturity ("HTM") debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM before January 1, 2020. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The adoption of the standard had no material impact on the Company’s consolidated financial statements.

The Securities and Exchange Commission ("SEC") has adopted new rules for registered debt securities that make it easier for entities to qualify for an exception to the requirement that it file separate financial statements for subsidiary issuers and guarantors. The rules also significantly streamline, and in some cases eliminate, the disclosures an entity must provide in lieu of the subsidiary’s audited financial statements. The rules require certain enhanced narrative disclosures, including the terms and conditions of the guarantees and how the legal obligations of the issuer and guarantor, as well as other factors, may affect payments to holders of the debt securities. The rules are effective January 4, 2021 with early compliance permitted. As of December 31, 2020, the Company adopted the amended rule whereby the Company provides a more detailed narrative disclosure of guarantees with summarized financial information of the parent company, guarantors and non-guarantors including any consolidating adjustments. The amended disclosure is now included within Part II. Item 7. "Liquidity and Capital Resources".

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

A summary of segment information follows (in thousands):

	Years Ended December 31,
	2020		2019		2018
Net revenues:
E&P Technology & Services:
New Venture	$10,798		$31,188		$69,685
Data Library	65,790		71,847		47,095
Total multi-client revenues	76,588		103,035		116,780
Imaging and Reservoir Services	15,179		22,543		19,740
Total	$91,767		$125,578		$136,520
Operations Optimization:
Optimization Software & Services	$14,137		$23,140		$21,129
Devices	16,770		25,961		22,396
Total	$30,907		$49,101		$43,525
Total net revenues	$122,674		$174,679		$180,045
Gross profit (loss):
E&P Technology & Services	$29,243		$35,699		$43,369
Operations Optimization	12,414		24,323		22,293
Segment gross profit	41,657		60,022		65,662
Other	—		—		(6,042)	(d)
Total gross profit	$41,657		$60,022		$59,620
Gross margin:
E&P Technology & Services	32%		28%		32%
Operations Optimization	40%		50%		51%
Segment gross margin	34%		34%		36%
Other	—%		—%		(3)%
Total	34%		34%		33%
Income (loss) from operations:
E&P Technology & Services	$13,134	(a)	$8,833	(a)	$21,758
Operations Optimization	(4,556)	(b)	8,189		7,295
Support and other	(23,167)		(41,481)		(83,325)	(e)
Loss from operations	(14,589)		(24,459)		(54,272)
Interest expense, net	(13,805)		(13,074)		(12,972)
Other income (expense), net	6,898	(c)	(1,617)		(436)
Loss before income taxes	$(21,496)		$(39,150)		$(67,680)

(a)     Includes impairment of multi-client data library of $1.2 million and $9.1 million for the year ended December 31, 2020 and 2019, respectively.

(b)     Includes impairment of goodwill of $4.2 million for the year ended December 31, 2020.

(c)     Includes amortization of the government relief funding expected to be forgiven of $6.9 million for the year ended December 31, 2020.

(d)     Relates to gross loss primarily related to depreciation expense of previously reported Ocean Bottom Integrated Technologies segment.

(e)     Includes loss from operations of previously reported Ocean Bottom Integrated Technologies segment of $11.1 million for the year ended December 31, 2018, which includes Other's gross profit above, operating expenses of $5.1 million for the year ended December 31, 2018, stock appreciation right awards and related expenses $2.1 million for the year ended December 31, 2018 and impairment charge of $36.6 million for the year ended December 31, 2018.

Intersegment sales are insignificant for all periods presented.

	Years Ended December 31,
	2020	2019	2018
Depreciation and amortization expense (including multi-client data library) :
E&P Technology & Services	$24,581	$41,813	$51,673
Operations Optimization	1,234	940	995
Support and other	481	445	5,083	(a)
Total	$26,296	$43,198	$57,751

(a)     Includes depreciation and amortization of previously reported Ocean Bottom Integrated Technologies segment of $4.2 million.

Depreciation and amortization expense recorded within cost of services and operating expenses in the consolidated statements of operations is allocated to segments based upon use of the underlying assets.

	December 31,
	2020	2019
Total assets:
E&P Technology & Services	$92,075	$133,787
Operations Optimization	45,109	56,927
Support and other	56,409	42,480
Total	$193,593	$233,194

A summary of total assets by geographic area follows (in thousands):

	December 31,
	2020	2019
North America	$94,923	$104,808
Middle East	45,823	48,932
Europe	28,738	37,946
Latin America	19,771	34,633
Other	4,338	6,875
Total	$193,593	$233,194

A summary of property, plant and equipment and multi-client data library, net of accumulated depreciation, amortization and impairment, by geographic area follows (in thousands):

	December 31,
	2020	2019
North America	44,188	56,566
Latin America	14,301	14,826
Europe	1,862	2,095
Middle East	62	73
Other	12	12
Total	$60,425	$73,572

A summary of net revenues by geographic area follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Latin America	$43,389	$64,627	$91,833
Africa	27,132	28,203	21,482
Europe	17,950	22,102	18,509
Asia Pacific	16,696	18,321	21,587
North America	9,521	27,953	19,029
Middle East	3,187	7,347	3,728
Other	4,799	6,126	3,877
Total	$122,674	$174,679	$180,045

Product revenues are allocated to geographic locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographic location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer and the geographic location of the data.

(4)      Revenue from Contracts with Customers

Multi-client and Proprietary Surveys, Imaging and Reservoir Services - As multi-client seismic surveys are being designed, acquired or processed (the “New Venture” phase), the Company enters into non-exclusive licensing arrangements with its customers, who pre-fund or underwrite these acquisition programs in part. License revenues from these surveys are recognized during the New Venture phase as the seismic data is acquired and/or processed on a proportionate basis as work is performed and control is transferred to the customer. Under this method, the Company recognizes revenue based upon quantifiable measures of progress, such as kilometers acquired or surveys of performance completed to date. Upon completion of a multi-client seismic survey, it is considered “on-the-shelf,” and licenses to the survey data are granted to customers on a non-exclusive basis.

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

Revenue by Segment and Geographic Area

See Footnote 3 “Segment and Geographic Information” for revenue by segment and revenue by geographic area for 2020, 2019 and 2018.

Unbilled Receivables

Unbilled receivables balances relate to revenues recognized on multi-client surveys, imaging and reservoir services and devices equipment repairs on a proportionate basis, and on licensing of multi-client data libraries for which invoices have not yet been presented to the customer. The following table is a summary of unbilled receivables (in thousands):

	December 31,
	2020	2019
New Venture	$9,158	$5,222
Imaging and Reservoir Services	680	6,539
Devices	1,424	54
Total	$11,262	$11,815

The changes in unbilled receivables were as follows (in thousands):

Unbilled receivables at December 31, 2019	$11,815
Recognition of unbilled receivables (a)	117,528
Revenues billed to customers (a)	(118,081)
Unbilled receivables at December 31, 2020	$11,262

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

	December 31,
	2020	2019
New Venture	$2,169	$1,956
Imaging and Reservoir Services	665	1,501
Devices	48	452
Optimization Software & Services	766	642
Total	$3,648	$4,551

The changes in deferred revenues were as follows (in thousands):

Deferred revenue at December 31, 2019	$4,551
Cash collected in excess of revenue recognized	4,243
Recognition of deferred revenue (a)	(5,146)
Deferred revenue at December 31, 2020	$3,648

(a)     The majority of deferred revenue recognized relates to Company’s Ventures group.

The Company expects to recognize a majority of deferred revenue within the next twelve months.

Credit Risks

In 2020, the Company had two customers with sales that exceeded 10% of the consolidated net revenues. Revenues related to these customer are included within the E&P Technology & Services segment. In 2019, the Company had one customer with sales that exceeded 10% of the consolidated net revenues. In 2018, the Company had two customers with sales that exceeded 10% of the consolidated net revenues. Revenues related to these customer are included within the E&P Technology & Services segment.

At December 31, 2020, the Company had three customers with balances that, combined, accounted for 51% of the Company’s total combined accounts receivable and unbilled receivable balances. At  December 31, 2019, the Company had two customers with a balance that accounted for 29% of the Company’s total combined accounts receivable and unbilled receivable balances.

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

Concentration of Foreign Sales Risk

The majority of the Company’s foreign sales are denominated in U.S. dollars. For 2020, 2019 and 2018, international sales comprised 92%, 84% and 89%, respectively, of total net revenues. The volatility in oil prices resulting from COVID-19 have impacted the global market throughout 2020.  To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in many regions of the world, as well as the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition would be adversely affected.

(5)     Long-term Debt

The following is a summary of long-term debt and lease obligation (in thousands):

	December 31,
	2020	2019
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Revolving credit facility (maturing August 16, 2023) (a)	22,500	—
Equipment finance leases (see Footnote 14)	734	1,869
Other debt	905	972
Costs associated with issuances of debt	(977)	(1,951)
Total	143,731	121,459
Current maturities of long-term debt	(143,731)	(2,107)
Long-term debt, net of current maturities	$—	$119,352

(a) The maturity of the revolving credit facility will accelerate if the Company is unable to repay or extend the maturity of the Existing Second Lien Notes (see detailed discussion below in “Revolving Credit Facility”).

Existing Second Lien Notes

At December 31, 2020, ION Geophysical Corporation’s had $120.6 million in aggregate principal amount outstanding of its 9.125% Senior Secured Second Priority Notes, which mature on December 15, 2021 (the “Existing Second Lien Notes”). The Existing Second Lien Notes are senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary (each as defined above and herein below, with the reference to the Existing Second Lien Notes, the “Guarantors”). Interest on the Existing Second Lien Notes is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.

The April 2016 indenture governing the Existing Second Lien Notes contains certain covenants that, among other things, limits or prohibits ION Geophysical Corporation’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Existing Second Lien Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of ION Geophysical Corporation’s capital stock, redeeming ION Geophysical Corporation’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Existing Second Lien Notes Indenture are subject to certain exceptions and qualifications. All of ION Geophysical Corporation’s subsidiaries are currently restricted subsidiaries.

At December 31, 2020, the Company was in compliance with all of the covenants under the Existing Second Lien Notes.

On or after December 15, 2019, the Company may, on one or more occasions, redeem all or a part of the Existing Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Existing Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2020	103.5%
2021	100.0%

The Company entered into a Restructuring Support Agreement with holders of the Existing Second Lien Notes representing approximately 92% of the aggregate principal amount outstanding under our Existing Second Lien Notes, in connection with the Restructuring Transactions as further discussed in Footnote 1 "Summary of Significant Accounting Policies."

Revolving Credit Facility

On August 16, 2018, ION and its material U.S. subsidiaries - GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Material U.S. Subsidiaries”) - along with GX Geoscience Corporation, S. de R.L. de C.V., a limited liability company (Sociedad de Responsibilidad Limitada de Capital Variable) organized under the laws of Mexico, and a subsidiary of the Company (the “Mexican Subsidiary”), (the Material U.S. Subsidiaries and the Mexican Subsidiary are collectively, the “Subsidiary Borrowers”, together with ION Geophysical Corporation are the “Borrowers”) - the financial institutions party thereto, as lenders, and PNC, as agent for the lenders, entered into that certain Third Amendment and Joinder to Revolving Credit and Security Agreement (the “Third Amendment”), amending the Revolving Credit and Security Agreement, dated as of August 22, 2014 (as previously amended by the First Amendment to Revolving Credit and Security Agreement, dated as of August 4, 2015 and the Second Amendment to Revolving Credit and Security Agreement, dated as of April 28, 2016, the “Credit Agreement”). The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is herein called, the “Credit Facility”).

The Credit Facility is available to provide for the Borrowers’ general corporate needs, including working capital requirements, capital expenditures, surety deposits and acquisition financing.

The Credit Facility matures on August 16, 2023 and is subject to the Company’s retirement or extension of the maturity date of the Existing Second Lien Notes. If by September 15, 2021 the Company has not (1) repaid the Existing Second Lien Notes, (2) extended the maturity of the Existing Second Lien Notes to a date not earlier than October 31, 2023, or (3) submitted a written proposal to PNC summarizing its plan to either repay or extend the Existing Second Lien Notes that has been approved by PNC, then the Credit Facility shall immediately become due and payable on such date. If the written proposal is submitted and approved by PNC by September 15, 2021, but if the Company is unable to execute the approved proposal on or before October 31, 2021, the Credit Facility shall immediately become due and payable on such date.

The Company also entered into the PNC Restructuring Support Agreement that will allow the Company, among others, to consummate and implement the Restructuring Transactions and waive any going concern event of default that would otherwise occur under the Company's Credit Facility.

The maximum interest rate in the Credit Facility is 3% per annum for domestic rate loans and 4% per annum for LIBOR rate loans with a minimum interest rate of 2% for domestic rate loans and 3% for LIBOR rate loans based on a leverage ratio for the preceding four-quarter period. The terms include a minimum excess borrowing availability threshold (excess borrowing availability less than $6.25 million for five consecutive days or $5.0 million on any given day), which (if the Borrowers have minimum excess borrowing availability below any such threshold) triggers the agent’s right to exercise dominion over cash and deposit accounts.

The maximum amount available under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library (not to exceed $28.5 million for the multi-client data library component). The borrowing base calculation includes the eligible billed receivables of the Mexican Subsidiary up to a maximum of $5.0 million. At December 31, 2020, there was $22.5 million outstanding indebtedness under the Credit Facility and the undrawn remaining borrowing base capacity was $7.4 million.

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

The Credit Facility contains covenants that, among other things, limit or prohibit the Borrowers, subject to certain exceptions and qualifications, from incurring additional indebtedness in excess of permitted indebtedness (including finance lease obligations), repurchasing equity, paying dividends or distributions, granting or incurring additional liens on the Borrowers’ properties, pledging shares of the Borrowers’ subsidiaries, entering into certain merger transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Borrowers’ assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Borrowers’ property. The Credit Facility contains customary event of default provisions (including a “change of control” event affecting ION Geophysical Corporation), the occurrence of which could lead to an acceleration of the Company’s obligations under the Credit Facility.

The Credit Facility requires that the Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) by a two-step process based on (i) a minimum excess borrowing availability threshold (excess borrowing availability less than $6.25 million for five consecutive business days or $5.0 million on any given business day), and (ii) the Borrowers’ unencumbered cash maintained in a PNC deposit account is less than the Borrowers’ then outstanding obligations.

At December 31, 2020, the Company was in compliance with all of the covenants under the Credit Facility.

(6)     Government Relief Funding

On April 11, 2020, the Company entered into a Note Agreement with PNC amounting to $6.9 million pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) Paycheck Protection Program (the “PPP Loan”). Amounts outstanding under the PPP Loan will bear interest at 1% per annum as of the date of disbursement. Interest will be calculated based on the actual number of days that principal is outstanding over a year of 360 days. The PPP Loan matures in two years after the receipt of the loan proceeds.

During fourth quarter 2020, the Company applied to PNC for forgiveness of the amount due on the PPP Loan in an amount based on the sum of the following costs incurred by the Company’s U.S. operations during the 24-week period beginning on the date of first disbursement (For payroll costs, it is beginning on the date of the first pay period following disbursement. For non-payroll costs, it is beginning on the date of first disbursement.) of the PPP Loan: (a) payroll costs; (b) any payment on a covered rent obligation; and (c) any covered utility payment. The amount of forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the CARES Act. The forgiveness amount will be subject to the Small Business Administration’s review. Any outstanding principal amount under the PPP Loan that is not forgiven shall convert to an amortizing term loan.

The Company recognized the PPP Loan following the government grant accounting by analogy to International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance” (“IAS 20”). In accordance with IAS 20, a deferred income liability is recognized for the principal amount estimated to be forgiven and is amortized to other income on a systematic and rational basis. Any outstanding principal amount not expected to be forgiven is recognized as other debt. As the Company expects that the full amount of the PPP Loan will be forgiven, the entire $6.9 million was recognized as a deferred income liability during second quarter and fully amortized to other income in the consolidated statements of operations during the year, as the related expenses it was intended to offset were incurred from April 2020 to June 2020. If, despite the Company’s good-faith belief that given its circumstances the Company satisfied all eligible requirements for the PPP Loan, the Company is later determined to have not been in compliance with these requirements or it is otherwise determined that it was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties.

(7)     Net Loss per Common Share

Basic net loss per share is computed by dividing net loss attributable to ION by the weighted average number of common shares outstanding during the period. In computing diluted net income per share, basic net loss per share is adjusted based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable pursuant to outstanding stock options at December 31, 2020, 2019 and 2018 were 533,320, 689,209 and 785,890, respectively, were excluded as their inclusion would have an anti-dilutive effect. The total number of shares issuable pursuant to restricted stock unit awards outstanding at December 31, 2020, 2019 and 2018 were 732,707, 908,754 and 1,044,125, respectively, were excluded as their inclusion would have an anti-dilutive effect.

(8)     Income Taxes

The sources of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$(32,705)	$(85,278)	$(59,212)
Foreign	11,209	46,128	(8,468)
Total	$(21,496)	$(39,150)	$(67,680)

Components of income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(8)	$—	$—
State and local	(36)	2	65
Foreign	7,113	10,002	8,905
Deferred:
Federal	—	—	(346)
Foreign	8,547	(1,940)	(5,906)
Total income tax expense	$15,616	$8,064	$2,718

A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 21% to income tax expense follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Expected income tax expense at 21%	$(4,514)	$(8,222)	$(14,213)
Foreign tax rate differential	(307)	(1,996)	74
Foreign tax differences	2,128	(327)	4,703
Global intangible low tax income inclusion	1,296	7,310	3,443
State and local taxes	(36)	2	65
Nondeductible expenses	134	865	1,604
Nontaxable PPP loan forgiveness	(1,454)	—	—
Valuation allowance on operations	18,369	10,432	7,042
Total income tax expense	$15,616	$8,064	$2,718

The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Accrued expenses	$1,326	$1,588
Allowance accounts	6,560	6,161
Net operating loss carryforward	115,254	105,844
Equity method investment	35,292	35,292
Original issue discount	3,287	6,000
Interest limitation	14,645	10,132
Basis in identified intangibles	5,499	7,090
Tax credit carryforwards	4,733	5,070
Other	3,585	4,443
Total deferred income tax asset	190,181	181,620
Valuation allowance	(189,306)	(170,937)
Net deferred income tax asset	875	10,683
Deferred income tax liabilities:
Unbilled receivables	(875)	(1,949)
Total deferred income tax asset, net	$—	$8,734

A valuation allowance is established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. Based on all available positive and negative evidence, the Company believed that it is more likely than not that the Company's deferred tax assets will not be realized. A significant item of objectively verifiable negative evidence is the substantial doubt that the Company will continue as a going concern within the next twelve months. As a result of this substantial doubt at December 31, 2020, the Company established a valuation allowance of $8.5 million on its net deferred tax assets of certain foreign subsidiaries. The Company will continue to record a valuation allowance until there is sufficient evidence to warrant reversal, including the removal of the substantial doubt that the Company will continue as a going concern.

In response to the global pandemic related to COVID-19, the President of the United States signed into law the CARES Act on March 27, 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modifications of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits. For the year ended December 31, 2020, there were no material tax impacts to the consolidated financial statements as it relates to COVID-19 measures. The Company received $0.8 million of AMT credit refund for the year ended  December 31, 2020. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services ("IRS") and others.

At December 31, 2020, the Company had U.S. net operating loss carryforwards of approximately $346.0 million, expiring in 2034 and beyond, and net operating loss carryforwards outside of the U.S. of approximately $169.5 million, the majority of which expires beyond 2025.

At December 31, 2020,  the Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize any significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. During 2020, 2019 and 2018, the aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$447	$447	$447
Increases in unrecognized tax benefits – current year positions	—	—	—
Decreases in unrecognized tax benefits – prior year position	—	—	—
Ending balance	$447	$447	$447

The Company’s U.S. federal tax returns for 2017 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to IRS examination for periods prior to 2017, although carryforward attributes that were generated prior to 2017 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. In the Company’s foreign tax jurisdictions, tax returns for 2015 and subsequent years generally remain open to examination.

At December 31, 2020, as a result of the going concern conclusion, the Company was no longer able to assert the permanent reinvestment of the undistributed earnings of its foreign subsidiaries. No additional tax liability was required to be accrued as the foreign subsidiary earnings and equity could be remitted to the United States without incurring incremental tax.

(9)     Litigations

WesternGeco

Settlement

On April 7, 2020, the Company entered into a settlement agreement with WesternGeco L.L.C. (“WesternGeco”) that ended the ongoing litigation.

Pursuant to the settlement agreement, WesternGeco granted the Company a license to the underlying patents, lifted the injunction that prevented the Company from manufacturing DigiFIN®in the United States and, on April 13, 2020, the District Court permanently dismissed the pending lawsuit.

In exchange, the Company agreed to pay WesternGeco a settlement based on future revenues from the Company’s multi-client data library, consisting of (1) small percentage of 2D multi-client data library sales for a ten-year period, and (2) the transfer of a majority of the Company’s future revenue share relating to the parties’ existing joint multi-client reimaging programs offshore Mexico.

Background

In June 2009, WesternGeco filed a lawsuit against the Company in the United States District Court for the Southern District of Texas (the “District Court”). In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleged that the Company had infringed four of their patents concerning marine seismic surveys.

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

Other Litigation

In July 2018, the Company prevailed in an arbitration that it initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to the Company’s ability to continue to license data under the Company’s IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, the Company was ordered to escrow approximately $4.5 million in sales proceeds that it had received in respect of sales from the IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. The Company challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered the Company to comply with it. The Company prepared a petition to file with the court to request that a March 2020 deadline to deposit approximately $4.5 million in escrow in early 2020 be extended due to the changes to the Company’s business, and to the markets, that have been spurred by the COVID-19 pandemic. The Company was unable to file the application because the courts in India were closed due to the pandemic (other than for emergencies), and were not accepting filings at that time. The Company served a copy of its draft petition on the DGH’s counsel and intends to file it, or an amended application, in advance of the next hearing, which has been repeatedly delayed due to the COVID-19 pandemic. The Company prevailed on the merits in the arbitration and expects to have that award upheld in Indian court, which would result in release of the Company’s portion of any money escrowed by the Company. The DGH’s request to vacate the arbitration award is currently scheduled to be heard by the court in India on March 5, 2021. The Company has not escrowed the money as of December 31, 2020.

(10)     Details of Selected Balance Sheet Accounts

Accounts Receivable

A summary of accounts receivable follows (in thousands):

	December 31,
	2020	2019
Accounts receivable, principally trade	$10,458	$29,548
Less: allowance for expected credit losses (a)	(2,413)	—
Accounts receivable, net	$8,045	$29,548

(a) Allowance for expected credit losses primarily relates to two customers with outstanding receivable balance determined to be uncollectible in the fourth quarter of 2020.

Inventories

A summary of inventories follows (in thousands):

	December 31,
	2020	2019
Raw materials and purchased subassemblies	$18,638	$18,509
Work-in-process	1,218	2,079
Finished goods	4,417	4,932
Less: reserve for excess and obsolete inventories	(13,006)	(13,333)
Inventories, net	$11,267	$12,187

Total excess and obsolete inventory expense for 2020, 2019 and 2018 was $0.4 million, $0.5 million and $0.7 million, respectively.

Property, Plant and Equipment

A summary of property, plant and equipment follows (in thousands):

	December 31,
	2020	2019
Buildings	$15,675	$15,486
Machinery and equipment	120,949	133,048
Seismic rental equipment	2,003	1,669
Furniture and fixtures	3,172	3,347
Other (a)	30,287	31,142
Total	172,086	184,692
Less: accumulated depreciation	(126,022)	(134,951)
Less: impairment of long-lived assets	(36,553)	(36,553)
Property, plant, equipment and seismic rental equipment, net	$9,511	$13,188

(a) Consists primarily of cable-based ocean bottom acquisition technologies that were fully impaired.

Total depreciation expense, including amortization of assets recorded under equipment finance leases, for 2020, 2019 and 2018 was $3.8 million, $3.1 million and $7.6 million, respectively.

For 2020 and 2019, the Company did not recognize any impairment.

Multi-Client Data Library

At December 31, 2020 and 2019, multi-client data library costs and accumulated amortization consisted of the following (in thousands):

	December 31,
	2020	2019
Gross costs of multi-client data creation	$1,021,758	$1,007,762
Less: accumulated amortization	(838,700)	(816,401)
Less: impairments to multi-client data library	(132,144)	(130,977)
Multi-client data library, net	$50,914	$60,384

Total amortization expense for 2020, 2019 and 2018 was $22.3 million, $39.5 million and $49.0 million, respectively.

For 2020 and 2019, the Company wrote down its multi-client data library by $1.2 million and $9.1 million, respectively, for programs with capitalized costs exceeding the remaining sales forecast.

Accrued Expenses

A summary of accrued expenses follows (in thousands):

	December 31,
	2020	2019
Compensation, including compensation-related taxes and commissions	$8,923	$15,218
Accrued multi-client data library acquisition costs	1,622	4,219
Income tax payable	3,512	5,367
Other	2,306	5,524
Total	$16,363	$30,328

(11)     Goodwill

Changes in the carrying amount of goodwill for 2020 and 2019 are as follows (in thousands):

	E&P Technology & Services	Optimization Software & Services	Total
Balance at January 1, 2019	$2,943	$19,972	$22,915
Impact of foreign currency translation adjustments	—	670	670
Balance at December 31, 2019	2,943	20,642	23,585
Impairment of goodwill	—	(4,150)	(4,150)
Impact of foreign currency translation adjustments	—	130	130
Balance at December 31, 2020	$2,943	$16,622	$19,565

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

As a result of this assessment, the Company recorded an impairment charge of $4.2 million for the year ended December 31, 2020 related to its Optimization Software & Services reporting unit, which is included within the Operations Optimization segment. No impairment charge was recognized for the E&P Technology Services reporting unit for the year ended December 31, 2020.

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

Transactions under the stock option plans are summarized as follows:

	Option Price			Available
	per Share	Outstanding	Vested	for Grant
January 1, 2018	3.100 -245.8585	890,341	435,278	488,403
Increase in shares authorized	—	—	—	1,200,000
Granted	24.50	10,000	—	(10,000)
Vested	—	—	153,944	—
Exercised	3.10	(70,086)	(70,086)	—
Cancelled/forfeited	3.10 - 245.85	(44,365)	(44,231)	2,568
Restricted stock granted out of option plans	—	—	—	(996,775)
Vested restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	48,524
December 31, 2018	3.100 -151.3535	785,890	474,905	732,720
Granted	6.79 - 8.43	20,000	—	(20,000)
Vested	—	—	167,991	—
Exercised	3.10	(86,900)	(86,900)	—
Cancelled/forfeited	13.15 - 107.85	(29,781)	(22,281)	10,799
Restricted stock granted out of option plans	—	—	—	(157,155)
Vested restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	170,254
December 31, 2019	3.100 -151.3535	689,209	533,715	736,618
Granted	—	—	—	—
Vested	—	—	96,497	—
Exercised	3.10	(5,000)	(5,000)	—
Cancelled/forfeited	3.10-107.85	(150,889)	(140,889)	76,460
Restricted stock granted out of option plans	—	—	—	(67,500)
Vested restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	139,700
December 31, 2020	3.100 -151.3535	533,320	484,323	885,278

Stock options outstanding at December 31, 2020 are summarized as follows:

Option Price per Share	Outstanding	Weighted Average Exercise Price of Outstanding Options	Weighted Average Remaining Contract Life (years)	Vested	Weighted Average Exercise Price of Vested Options
3.10 -57.90	386,123	$17.70	6.3	337,126	$18.30
61.05 -71.85	53,835	$61.19	2.9	53,835	$61.19
81.60 -99.60	75,030	$89.31	1.8	75,030	$89.31
106.05 -151.35	18,332	$110.17	0.4	18,332	$110.17
Totals	533,320	$35.34	4.8	484,323	$37.54

Additional information related to the Company’s stock options follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Total outstanding at January 1, 2020	689,209	$37.78		5.5	$1,071
Options granted	—	$—	$—
Options exercised	(5,000)	$3.10
Options cancelled	(10,000)	$6.79
Options forfeited	(140,889)	$50.43
Total outstanding at December 31, 2020	533,320	$35.34		4.8	$—
Options exercisable and vested at December 31, 2020	484,323	$37.54		4.8	$—

The total intrinsic value of options exercised during 2020, 2019 and 2018 was less than $0.1 million, $0.6 million and $1.4 million, respectively. Cash received from option exercises under all share-based payment arrangements for 2020, 2019 and 2018 was less than $0.1 million, $0.1 million, and $0.2 million, respectively. The weighted average grant date fair value for stock option awards granted during 2020, 2019 and 2018 was zero, $4.91 and $15.23 per share, respectively.

The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Years Ended December 31,
	2020	2019	2018
Risk-free interest rates	—%	2.78%	2.78%
Expected lives (in years)	0.0	5.0	5.0
Expected dividend yield	—%	—%	—%
Expected volatility	—%	73.67%	73.67%

The computation of expected volatility was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

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

The status of the Company’s restricted stock and restricted stock unit awards for 2020 follows:

Number of
Shares/Units
Total nonvested at January 1, 2020	908,754
Granted	67,500
Vested	(151,346)
Forfeited	(92,201)
Total nonvested at December 31, 2020	732,707

At December 31, 2020, 2019 and 2018, the intrinsic value of restricted stock and restricted stock unit awards was approximately $1.8 million, $7.9 million and $5.4 million, respectively. The weighted average grant date fair value for restricted stock and restricted stock unit awards granted during 2020, 2019 and 2018 was $3.27, $7.98 and $10.60 per share, respectively. The total fair value of shares vested during 2020, 2019 and 2018 was $0.4 million, $2.1 million and $3.8 million, respectively.

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

On December 1, 2018, the Company issued 960,009 SARs awards to selected employees with an exercise price of $8.85 (“2018 SARs”). None of these 2018 SARs were awarded to non-employee directors. The 2018 SARs have the same service and market vesting conditions as the restricted stocks issued on December 1, 2018, as described above. The maximum value of each 2018 SARs is capped at $18.65 (the spread between the share price cap of $27.50 and the $8.85 per award price). At December 31, 2020, there were 617,912 2018 SARs outstanding and unvested.

The 2018 SARs are considered liability awards and as such, these amounts are incrementally accrued in the liability section of the consolidated balance sheets. The Company calculated the fair value of each 2018 SARs award using the following assumptions:

	Years Ended December 31,
	2020	2019
Risk-free interest rates	0.7%	1.9%
Expected lives (in years)	5.31	5.31
Expected dividend yield	—%	—%
Expected volatility	94.7%	79.0%

On March 1, 2016, the Company issued 1,210,000 SARs awards to 15 selected key employees with an exercise price of $3.10 (“2016 SARs”). None of these 2016 SARs were awarded to non-employee directors. The vesting of these 2016 SARs is achieved through both a market condition and a service condition. The market condition is achieved, in part or in full, in the event that during the four-year period beginning on the date of grant the 20-day trailing volume-weighted average price of a share of common stock is (i) greater than 120% of the exercise price for the first 1/3 of the awards, (ii) greater than 125% of the exercise price for the second 1/3 of the awards and (iii) greater than 130% of the exercise price for the final 1/3 of the awards. The service condition restricts the ability of the holders to exercise awards until certain service milestones have been reached such that (i) no more than 1/3 of the awards may be exercised, if vested, on and after the first anniversary of the date of grant, (ii) no more than 2/3 of the awards may be exercised, if vested, on and after the second anniversary of the date of grant and (iii) all of the awards may be exercised, if vested, on and after the third anniversary of the date of grant. The maximum value of each 2016 SARs is capped at $19.40 (the spread between the share price cap of $22.50 and the $3.10 per award price). At December 31, 2020, there were 136,670 2016 SARs outstanding and vested.

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

Additional information related to the Company's SARs follows:

				Weighted Average
		Weighted Average	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Number of Shares	Exercise Price	Grant Date Fair Value	Life (years)	Value (000’s)
Total outstanding at January 1, 2018	565,864	$13.49
SARs granted	960,009	$8.85	$8.85
SARs exercised	(34,999)	$3.10
SARs forfeited	(9,333)	$45.00
Total outstanding at December 31, 2018	1,481,541	$10.53
SARs exercised	(158,334)	$3.10
SARs cancelled	(368,528)	$20.99
Total outstanding at December 31, 2019	954,679	$7.73
SARs exercised	—	$—
SARs cancelled	(150,097)	$8.85
SARs forfeited	(50,000)	$3.10
Total outstanding at December 31, 2020	754,582	$7.81		6.6	$—
SARs exercisable and vested at December 31, 2020	177,665	$4.43		6.6	$—

Stock-based Compensation Expense

The following tables summarizes stock-based compensation expense for 2020, 2019 and 2018 as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$2,043	$4,701	$3,337
Tax benefit related thereto	(421)	(972)	(698)
Stock-based compensation expense, net of tax	$1,622	$3,729	$2,639

	Years Ended December 31,
	2020	2019	2018
Stock appreciation rights (credit) expense	$(2,493)	$2,910	$822
Tax (benefit) expense related thereto	523	(611)	(173)
Stock appreciation rights (credit) expense, net of tax	$(1,970)	$2,299	$649

(13)     Supplemental Cash Flow Information and Non-Cash Activity

Supplemental disclosure of cash flow information follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash paid during the period for:
Interest	$12,520	$12,381	$12,463
Income taxes	8,156	11,065	3,260
Non-cash items from investing and financing activities:
Purchase of computer equipment financed through capital leases	—	—	3,297
Investment in multi-client data library financed through trade payables and accruals	—	6,649	4,956

The following table is a reconciliation of cash, cash equivalent and restricted cash:

	December 31,
	2020	2019	2018
	(In thousands)
Cash and cash equivalents	$37,486	$33,065	$33,551
Restricted cash included in prepaid expenses and other current assets	2,327	53	—
Restricted cash included in other long-term assets	—	—	303
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$39,813	$33,118	$33,854

(14)     Lease Obligations

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

Total operating lease expense, including short-term lease expense was $11.0 million, $11.6 million and $12.3 million for 2020, 2019 and 2018, respectively.

Future maturities of lease obligations follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases	Total
2021	$8,956	$756	$9,712
2022	9,956	—	9,956
2023	9,723	—	9,723
2024	9,361	—	9,361
2025	9,612	—	9,612
Thereafter	14,119	—	14,119
Total lease payments	$61,727	$756	$62,483
Less imputed interest	(15,785)	(22)	(15,807)
Total	$45,942	$734	$46,676

The weighted average remaining lease term at December 31, 2020 and 2019 was 4.31 years and 4.71 years, respectively. The weighted average discount rate used to determine the operating lease liability at  December 31, 2020 and 2019 was 6.34% and 6.47%, respectively.

Supplemental cash flow information related to leases follows:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$8,530	$12,284
Equipment finance leases	1,135	1,069

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

The carrying amounts of the Company’s Existing Second Lien Notes at  December 31, 2020 and 2019 were both $120.6 million compared to its fair values of $106.3 million and $113.8 million at December 31, 2020 and 2019, respectively.

Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. The fair value of the Existing Second Lien Notes was reclassified from Level 1 to Level 2 during the year ended December 31, 2020 resulting from less active market trading. The fair value of the Existing Second Lien Notes was calculated using Level 2 inputs using significant observable data points for similar liabilities where estimated values are determined from observable transactions.

The carrying amount of any borrowings outstanding under the Credit Facility approximate fair value, as the interest rate is variable and reflective of market rates.

Fair value measurements are applied with respect to non-financial assets and liabilities measured on a non-recurring basis, which would consist of measurements primarily of goodwill, multi-client data library and property, plant and equipment.

(16)     Benefit Plans

The Company has a 401(k) retirement savings plan, which covers employees at least 18 years of age. Employees may voluntarily contribute up to 90% of their compensation, as defined, to the plan. The Company matched the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan subject to a maximum of 3% of eligible compensation. Company contributions to the plans were $0.7 million, $0.9 million and $0.9 million for 2020, 2019 and 2018, respectively.

(17)     Selected Quarterly Information — (Unaudited)

A summary of selected quarterly information follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Service revenues	$47,485	$15,547	$10,202	$20,113
Product revenues	8,929	7,184	6,032	7,182
Total net revenues	56,414	22,731	16,234	27,295
Gross profit	28,344	4,584	1,289	7,440
Income (loss) from operations	6,326	(5,472)	(11,164)	(4,279)
Interest expense, net	(3,221)	(3,414)	(3,669)	(3,501)
Other income (expense), net	429	6,771	(525)	223
Income tax expense	5,874	3,052	1,056	5,634
Net income (loss) attributable to noncontrolling interests	77	(52)	(193)	55
Net loss attributable to ION	$(2,263)	$(5,219)	$(16,607)	$(13,136)
Net loss per share:
Basic	$0.16	$0.37	$(1.16)	$(0.92)
Diluted	$0.16	$0.37	$(1.16)	$(0.92)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Service revenues	$28,128	$30,407	$41,990	$30,755
Product revenues	8,828	11,368	11,249	11,954
Total net revenues	36,956	41,775	53,239	42,709
Gross profit	9,912	19,583	25,288	5,239
Income (loss) from operations	(15,937)	(2,553)	3,858	(9,827)
Interest expense, net	(3,112)	(3,111)	(3,155)	(3,696)
Other income (expense), net	(792)	96	(242)	(679)
Income tax expense	1,407	2,719	3,790	148
Net income attributable to noncontrolling interests	(112)	(335)	(394)	(144)
Net Loss attributable to ION	$(21,360)	$(8,622)	$(3,723)	$(14,494)
Net loss per share:
Basic	$(1.52)	$(0.61)	$(0.26)	$(1.02)
Diluted	$(1.52)	$(0.61)	$(0.26)	$(1.02)

The sum of the quarterly per share information may not tie to per share information in the Consolidated Statements of Operations due to rounding.

(18)     Certain Relationships and Related Party Transactions

BGP owned approximately 10.6% of the Company’s outstanding common stock at December 31, 2020. For 2020, 2019 and 2018, the Company recorded revenues from BGP of $2.7 million, $2.2 million and $4.9 million, respectively. Receivables due from BGP were $0.8 million and $1.5 million at December 31, 2020 and 2019, respectively. From time to time, the Company enters into partnership agreement with BGP related to new data acquisition projects whereby BGP receives a certain percentage of revenue recognized for those projects. As of December 31, 2020 and 2019, the Company owed BGP $3.4 million and $3.1 million, respectively.

Mr. James M. Lapeyre, Jr. is the Chairman of the Board on ION’s board of directors and a significant equity owner of Laitram, L.L.C. (Laitram), and he has served as president of Laitram and its predecessors since 1989. Laitram is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 10.2% of the Company’s outstanding common stock at December 31, 2020.

The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain bookkeeping, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this agreement expired in September 2001, but the Company continues to operate under its terms. In addition, from time to time, when the Company has requested, the legal staff of Laitram has advised the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. During 2020, 2019 and 2018, the Company paid Laitram and its affiliates $0.7 million, $0.7 million and $0.4 million, respectively, which consisted of manufacturing services and reimbursement of costs. In addition, the Company is currently subleasing approximately 47,800 square feet of office and warehouse space to Laitram. The Company received $0.4 million for both 2020 and 2019 in respect of such sublease and this amount was recorded as an offset against the Company's total rent expenses.

In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.

For 2020 and 2019, the Company recorded revenues from sales to INOVA of $1.1 million and $0.5 million related to geophones sold by our Devices group. No revenues were recorded from sales to INOVA for 2018.

SCHEDULE II

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2018	Balance at	Charged (Credited) to		Balance at
	Beginning of Year	Costs and Expenses	Deductions	End of Year
	(In thousands)
Allowances for expected credit losses	$572	$222	$(364)	$430
Allowances for doubtful notes receivables	4,000	—	—	4,000
Valuation allowance on deferred tax assets	153,463	7,042	—	160,505
Excess and obsolete inventory	15,039	665	(680)	15,024

Year Ended December 31, 2019	Balance at	Charged (Credited) to		Balance at
	Beginning of Year	Costs and Expenses	Deductions	End of Year
	(In thousands)
Allowances for expected credit losses	$430	$—	$(430)	$—
Allowances for doubtful notes receivables	4,000	—	—	4,000
Valuation allowance on deferred tax assets	160,505	10,432	—	170,937
Excess and obsolete inventory	15,024	517	(2,208)	13,333

Year Ended December 31, 2020	Balance at	Charged (Credited) to		Balance at
	Beginning of Year	Costs and Expenses	Deductions	End of Year
	(In thousands)
Allowances for expected credit losses	$—	$2,413	$—	$2,413
Allowances for doubtful notes receivables	4,000	—	—	4,000
Valuation allowance on deferred tax assets	170,937	18,369	—	189,306
Excess and obsolete inventory	13,333	378	(705)	13,006

S-1