Form 10-K/A
period 2020-12-31
ION GEOPHYSICAL CORP
filed 2021-04-30
CIK 866609

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

As of April 30, 2021, the number of shares of common stock, $0.01 par value, outstanding was 28,811,207 shares.

Documents Incorporated by Reference

None.

Explanatory Note

ION Geophysical Corporation (the “Company,” “ION,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2021 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such definitive proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A also deletes the incorporation by reference to portions of our definitive proxy statement from the cover page and Items 10 through 14 of Part III of the Original Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K. All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Original 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our Board currently consists of eight members (although as noted above, the holders of our New Notes have the right to appoint an additional two directors, although as of the date hereof they have not exercised that right). The Board is divided into three classes. Members of each class are elected for three-year terms and until their respective successors are duly elected and qualified, unless the director dies, resigns, retires, is disqualified or is removed. Our shareholders elect the directors in a designated class annually. Directors in Class I, which is the class of directors to be elected at the Annual Meeting, will serve on the Board until our annual meeting in 2024 (except in the case of any earlier death, resignation, retirement, disqualification or removal).

The current Class I directors are James M. Lapeyre, Jr. , Christopher T. Usher and Zhang ShaoHua, and their current terms will expire when their successors are elected and qualified at the Annual Meeting. On May 3, 2021, the Board is expected to approve the recommendation of the Governance Committee that Messrs. Lapeyre, Usher and Zhang ShaoHua be nominated to stand for reelection at the Annual Meeting to hold office until our 2024 Annual Meeting and until their successors are elected and qualified.

We have no reason to believe that any of the nominees will be unable or unwilling to serve if elected. However, if any nominee should become unable or unwilling to serve for any reason, proxies may be voted for another person nominated as a substitute by our Board, or our Board may reduce the number of directors.

The biographies of each nominee (each of whom is also a current director) contains information regarding the nominee’s service as a director, business experience, education, director positions and the experiences, qualifications, attributes or skills that caused the Governance Committee and our Board to determine that the person should serve as a director for the Company:

Class I Director—Nominees for Re-Election for Term Expiring In 2024

JAMES M. LAPEYRE, JR.	Director since 1998

Mr. Lapeyre, age 68, served as Chairman of our Board from 1999 until January 1, 2012, and again from January 1, 2013 until present. During 2012, Mr. Robert P. Peebler held the role of Executive Chairman and Mr. Lapeyre served as Lead Independent Director. Mr. Lapeyre has been President and Manager of Laitram L.L.C., a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts, and its predecessors, since 1989. Mr. Lapeyre joined our Board when we bought the DigiCOURSE marine positioning products business from Laitram in 1998. Mr. Lapeyre is a member of the Audit, Compensation, Governance and Finance Committees of our Board. He holds a Bachelor of Art degree in history from the University of Texas and Master of Business Administration and Juris Doctorate degrees from Tulane University.

Mr. Lapeyre’s status as a significant shareholder of our Company enables our Board to have direct access to the perspective of our shareholders and ensures that the Board will take into consideration the interests of our shareholders in all Board decisions. In addition, Mr. Lapeyre has extensive knowledge regarding the marine products and technology that we acquired from Laitram in 1998.

CHRISTOPHER T. USHER	Director since 2019

Mr. Usher, age 60, is our President and Chief Executive Officer. Mr. Usher joined ION in November 2012 as the Executive Vice President and Chief Operating Officer, GeoScience Division. Prior to joining our Company, Mr. Usher served as the Senior Vice President, Data Processing, Analysis and Interpretation and Chief Technology Officer (including significant merger and acquisitions responsibility) of Global Geophysical Services, Inc., a NYSE-listed seismic products and services company, since January 2010. Prior to joining Global, Mr. Usher served from October 2005 to January 2010 as Senior Director at Landmark Software and Services (including significant merger and acquisition responsibility), a division of Halliburton Company, an oilfield services company. From 2004 to 2005, he was Senior Corporate Vice President, Integrated Services, at Paradigm Geotechnology, an E&P software company. From 2000 to 2003, Mr. Usher served as President of the global data processing division of Petroleum Geo-Services (PGS), a marine geophysical contracting company. He began his career at Western Geophysical where he served in a number of roles over his 17-year tenure before becoming the Worldwide VP of Technology. Mr. Usher holds a Bachelor of Science degree in geology and geophysics from Yale University.

ZHANG SHAOHUA	Director since 2021

Mr. Zhang ShaoHua, age 55, has been employed by BGP, the world’s largest land seismic contractor, and its affiliates, in various positions of increasing responsibility since 1991. BGP is a subsidiary of CNPC, China’s largest oil company. Mr. Zhang began his career at BGP in geophysics. From 2001-2018, he held three key technology Director roles running the Acquisition Technical Department, Science and Technology Department, and finally the R&D Center. In 2018, he was promoted to Chief Geophysicist of BGP, and in 2021, was further promoted to General Manager of BGP. He holds a Master’s degree in Geophysical Prospecting from Changchun College of Geology (presently Jilin University) and a Master’s of Business Administration degree from the University of South Alabama.

Mr. Zhang was appointed to our Board of Directors under the terms of the Company’s Investor Rights Agreement with BGP. Under the agreement, further discussed below, BGP is entitled to designate one individual to serve as a member of our Board unless BGP’s ownership of our Common Stock falls below 5%.

Class II Director—Term Expiring In 2022

DAVID H. BARR	Director since 2010

From May 2011 until December 2012, Mr. Barr, age 71, served as the President and Chief Executive Officer of Logan International Inc., a Calgary-based Toronto Stock Exchange (TSX)-listed manufacturer and provider of oilfield tools and services. In 2009, Mr. Barr retired from Baker Hughes Incorporated, an oilfield services and equipment provider, after serving for 36 years in various manufacturing, marketing, engineering and product management functions. At the time of his retirement, Mr. Barr was Group President—Eastern Hemisphere, responsible for all Baker Hughes products and services for Europe, Russia/Caspian, Middle East, Africa and Asia Pacific. From 2007 to 2009, he served as Group President—Completion & Production, and from 2005 to 2007, as Group President—Drilling and Evaluation. Mr. Barr served as President of Baker Atlas, a division of Baker Hughes Inc., from 2000 to 2005, and served as Vice President, Supply Chain Management for the Cameron division of Cameron International Corporation from 1999 to 2000. Prior to 1999, he held positions of increasing responsibility within Baker Hughes Inc. and its affiliates, including Vice President—Business Process Development and various leadership positions with Hughes Tool Company and Hughes Christensen. Mr. Barr initially joined Hughes Tool Company in 1972 after graduating from Texas Tech University with a Bachelor of Science degree in mechanical engineering. He formerly served on the Board of Directors, Compensation Committee, and as Chairman of the Safety and Social Responsibility Committee of Enerplus Corporation (a NYSE- and TSX-listed independent oil and gas exploration and production (“E&P”) company), on the Board of Directors and Compensation Committee of Logan International Inc., and on the Board of Directors and Audit, Remuneration and Governance Committees of Hunting PLC, a London Stock Exchange-listed provider of energy services. Mr. Barr is the chairman of our Compensation Committee and a member of the Governance Committee of our Board.

Mr. Barr’s years of experience in the oilfield equipment and services industry provides a uniquely valuable industry perspective for our Board. While at Baker Hughes, Mr. Barr obtained experience within a wide range of company functions, from engineering to group President. His breadth of experience enables him to better understand and inform the Board regarding a range of issues and decisions involved in the operation of our business, including development of business strategy.

MICHAEL Y. MCGOVERN	Director since 2019

Mr. McGovern, age 69, joined ION’s Board of Directors in June 2019 and is also a member of the Compensation Committee. He served as Chairman and CEO of Sherwood Energy, LLC, a private company focused on aggregating hydrocarbon reserves through ownership of working interests in oil and natural gas leases until the company sold its assets in 2020. Mr. McGovern serves on the boards of Cactus, Inc. (NYSE: WHD), a manufacturer and designer of wellheads and pressure control equipment; Nuverra Environmental Solutions (NYSE: NES), which provides delivery, recycling and disposal of materials generated in shale oil production; and Superior Energy Services, Inc., a private company that provides specialized oilfield services and equipment. From April of 2016 till June of 2019 he served on the board of Fibrant LLC, a private company that was a manufacturer of Caprolactam. He holds a Bachelor of Science degree in Business from Centenary College of Louisiana.

Mr. McGovern has extensive experience in oil and gas, and has served as a director and as an executive at multiple public and private companies. His energy and technology experience will be especially valuable as we execute on our long-term strategic vision, expand into new markets and continue to lead in delivering tools that empower data-driven decision making.

S. JAMES NELSON, JR.	Director since 2004

Mr. Nelson, age 79, joined our Board in 2004. In 2004, Mr. Nelson retired from Cal Dive International, Inc. (now named Helix Energy Solutions Group, Inc.), a marine contractor and operator of offshore oil and gas properties and production facilities, where he was a founding shareholder, Chief Financial Officer (prior to 2000), Vice Chairman (from 2000 to 2004) and a Director (from 1990 to 2004). From 1985 to 1988, Mr. Nelson was the Senior Vice President and Chief Financial Officer of Diversified Energies, Inc., a NYSE-traded company with $1 billion in annual revenues and the former parent company of Cal Dive. From 1980 to 1985, Mr. Nelson served as Chief Financial Officer of Apache Corporation, an oil and gas E&P company. From 1966 to 1980, Mr. Nelson was employed with Arthur Andersen & Co. where, from 1976 to 1980, he was a partner serving on the firm’s worldwide oil and gas industry team. Mr. Nelson also currently serves on the Board of Directors and Audit Committees of Oil States International, Inc. (a NYSE-listed diversified oilfield services company) and W&T Offshore, Inc. (a NYSE-listed oil and natural gas E&P company), where he was appointed to the Governance Committee in late 2016. From 2010 until October 2012, Mr. Nelson also served on the Board of Directors and Audit and Compensation Committees of the general partner of Genesis Energy LP, an operator of oil and natural gas pipelines and provider of services to refineries and industrial gas users. From 2005 until the Company’s sale in 2008, he served as a member of the Board of Directors, a member of the Compensation Committee and Chair of the Audit Committee of Quintana Maritime, Ltd., a provider of dry bulk cargo shipping services based in Athens, Greece. Mr. Nelson, who is also a Certified Public Accountant, is Chairman of the Audit and Finance Committees of our Board. He holds a Bachelor of Science degree in accounting from Holy Cross College and a Master of Business Administration degree from Harvard University.

Mr. Nelson is an experienced financial leader with the skills necessary to lead our Audit Committee. His service as Chief Financial Officer of Cal Dive International, Inc., Diversified Energies, Inc. and Apache Corporation, as well as his years with Arthur Andersen & Co., make him a valuable asset to ION, both on our Board and as the Chairman of our Audit Committee, particularly with regard to financial and accounting matters. In addition, Mr. Nelson’s service on audit committees of other companies enables Mr. Nelson to remain current on audit committee best practices and current financial reporting developments within the energy industry.

Class III Director—Term Expiring In 2023

JOHN N. SEITZ	Director since 2003

Mr. Seitz, age 69, has been Chairman and Chief Executive Officer of GulfSlope Energy, Inc., an OTC-listed independent E&P company exploring for oil and gas using advanced seismic imaging, since 2013. From 1977 to 2003, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Company, serving most recently as a Director and as President and Chief Executive Officer. Mr. Seitz has served as a Trustee of the American Geological Institute Foundation. Mr. Seitz currently serves on the Investment Committee for Sheridan Production Company, LLC, a privately held oil & gas company with interests in Texas, Oklahoma and Wyoming. He formerly served on the Board of Directors for Endeavour International, Inc., Constellation Energy Partners LLC, and Gulf United Energy, Inc. Mr. Seitz is chairman of the Governance Committee and a member of the Compensation Committee and the Finance Committee of our Board. Mr. Seitz holds a Bachelor of Science degree in geology from the University of Pittsburgh, a Master of Science degree in geology from Rensselaer Polytechnic Institute and is a Certified Professional Geoscientist in Texas. He also completed the Advanced Management Program at the Wharton School of Business.

Mr. Seitz’ extensive experience as a leader of global E&P companies has proven to be an important resource for our Board when considering industry and customer issues. In addition, Mr. Seitz’ geology background and expertise assists the Board in better understanding industry trends and issues.

TINA L. WININGER	Director since 2019

Ms. Wininger, age 52, joined ION’s Board of Directors in June 2019 and is also a member of the Audit Committee. She is the Vice President, Accounting and Administration at Next Wave Energy Partners, an independent energy company focused on midstream and downstream petrochemical and fuels assets. Since 2010, Ms. Wininger has also served as the CFO, a member of the Board of Directors and Chairman of the Finance committee for The Micah Project, a non-profit organization focused on at-risk young men in Honduras. From 2005 to 2010, Ms. Wininger was the Chief Accounting Officer and Vice President of Accounting of Plains All American Pipeline, a Fortune 100 company listed on the NYSE, which had approximately $25 billion in annual revenues and $4 billion of market cap during her tenure. She also served as their Controller from 2000 to 2005. From 1997 to 2000, Ms. Wininger lived in Venezuela and served as a consultant to Conoco de Venezuela S.A. on their exploration project in La Ceiba. From 1994 to 1997, she was the Controller of Plains Resources Inc., an oil and gas exploration and production company. From 1991 to 1994, she worked at Arthur Andersen & Co. in their oil and gas audit practice in New Orleans and the surrounding areas. She holds a Bachelor of Science degree in Management from Tulane University.

Ms. Wininger is a successful corporate executive with over 20 years’ experience in energy, spanning upstream, midstream and downstream sectors as well as petrochemicals. While her primary responsibility has been public company accounting and reporting, Ms. Wininger has also participated in establishing corporate vision, strategy and goals as a member of senior management, and been instrumental in realizing those goals in various ways including the integration of numerous acquired businesses and related capital raising activities. Ms. Wininger brings a wealth of industry knowledge, financial acumen and management experience to the team.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Governance Initiatives.    ION is committed to excellence in corporate governance and maintains clear practices and policies that promote good corporate governance. We review our governance practices and update them, as appropriate, based upon Delaware law, rules and listing standards of the NYSE, SEC regulations and practices recommended by our outside advisors.

Examples of our corporate governance initiatives include the following:

•	Seven of our eight Board members are independent of ION and its management. Christopher T. Usher, our President and Chief Executive Officer, is not independent because he is an employee of ION.

•	All members of the principal standing committees of our Board—the Audit Committee, the Governance Committee and the Compensation Committee—are independent.

•	The independent members of our Board and each of the principal committees of our Board meet regularly without the presence of management. The members of the Audit Committee meet regularly with representatives of our independent registered public accounting firm without the presence of management. The members of the Audit Committee also meet regularly with our Director of Internal Audit without the presence of other members of management.

•	Our Audit Committee has at least two members who qualify as a “financial expert” in accordance with Section 407 of the Sarbanes-Oxley Act of 2002.

•	The Board has adopted written Corporate Governance Guidelines to assist its members in fulfilling their responsibilities.

•	Under our Corporate Governance Guidelines, Board members are required to offer their resignation from the Board if they retire or materially change the position they held when they began serving as a director on the Board.

•	We comply with and operate in a manner consistent with regulations prohibiting loans to our directors and executive officers.

•	Members of our Disclosure Committee, consisting of management employees and senior finance and accounting employees, must review and confirm they have reviewed all quarterly and annual reports before filing with the SEC.

•	We have a dedicated hotline and website available to all employees to report ethics and compliance concerns, anonymously if preferred, including concerns related to accounting, accounting controls, financial reporting and auditing matters. The hotline and website are administered and monitored by an independent hotline monitoring company. The Board has adopted a policy and procedures for the receipt, retention and treatment of complaints and employee concerns received through the hotline or website. The policy is available on our website at https://www.iongeo.com/investor-relations/governance/.

•	On an annual basis, each director and each executive officer is obligated to complete a questionnaire that requires disclosure of any transactions with ION in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest.

•	We have included as Exhibits 31.1, 31.2, 31.3, and 31.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC, certificates of our Chief Executive Officer and Chief Financial Officer, respectively, certifying as to the quality of our public disclosure. In addition, in 2020, we submitted to the NYSE a certificate of our Chief Executive Officer certifying that he is not aware of any violation by ION of the NYSE corporate governance listing standards.

•	Our internal audit controls function maintains critical oversight over the key areas of our business and financial processes and controls, and provides reports directly to the Audit Committee.

•	We have a compensation recoupment (clawback) policy that applies to our current and former executive officers. The policy is available on our website at https://www.iongeo.com/investor-relations/governance/.

•	We have stock ownership guidelines for our non-employee directors and senior management.

•	Our employment contracts with our Chief Executive Officer and our Chief Financial Officer (these are the only executives who have employment contracts) do not contain a “single-trigger” change of control severance provision or entitle the employee to tax gross-up benefits.

Majority Voting Procedure for Directors.    Our Corporate Governance Guidelines require a mandatory majority voting, director resignation procedure. Any director nominee in an uncontested election who receives a greater number of votes “withheld” from his or her election than votes “for” such election is required to promptly tender to the Board his or her resignation following certification of the shareholder vote. Upon receipt of the resignation, the Governance Committee will consider the resignation offer and recommend to the Board whether to accept it. The Board will act on the Governance Committee’s recommendation within 120 days following certification of the shareholder vote. The Governance Committee and the Board may consider any factors they deem relevant in deciding whether to accept a director’s resignation. Thereafter, the Board will promptly disclose its decision whether to accept the director’s resignation offer (and the reasons for rejecting the resignation offer, if applicable) in a Current Report on Form 8-K furnished to the SEC.

Code of Ethics.    We have adopted a Code of Ethics that applies to all members of our Board and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and all other senior members of our finance and accounting departments. The Code of Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, promote full and accurate financial reporting and otherwise act with integrity and in ION’s best interest. Every year our senior management employees and senior finance and accounting employees affirm their compliance with our Code of Ethics and other principal compliance policies. New employees acknowledge receipt and compliance with Company policies through an online onboarding portal, after the employment offer has been accepted.

We have made our Code of Ethics, Corporate Governance Guidelines, charters for the principal standing committees of our Board and other information that may be of interest to investors available on the Investor Relations section of our website at https://www.iongeo.com/investor-relations/governance/. Copies of this information may also be obtained by writing to us at ION Geophysical Corporation, Attention: Corporate Secretary, 2105 CityWest Boulevard, Suite 100, Houston, Texas 77042-2855. Amendments to, or waivers from, our Code of Ethics will also be available on our website and reported as may be required under SEC rules; however, any technical, administrative or other non-substantive amendments to our Code of Ethics may not be posted.

Please note that the preceding Internet address and all other Internet addresses referenced in this Proxy Statement are for information purposes only and are not intended to be a hyperlink. Accordingly, no information found or provided at such Internet addresses or at our website in general is intended or deemed to be incorporated by reference herein.

Lead Independent Director.    James M. Lapeyre, Jr. serves as our Chairman of the Board. Under NYSE corporate governance listing standards, Mr. Lapeyre has also been designated as our Lead Independent Director and presiding non-management director to lead non-management directors meetings of the Board. Our non-management directors meet at regularly scheduled executive sessions without management, over which Mr. Lapeyre presides. The powers and authority of the Lead Independent Director also include the following:

•	Advise and consult with the Chief Executive Officer, senior management and the Chairperson of each Committee of the Board, as to the appropriate information, agendas and schedules of Board and Committee meetings;

•	Advise and consult with the Chief Executive Officer and senior management as to the quality, quantity and timeliness of the information submitted by the Company’s management to the independent directors;

•	Recommend to the Chief Executive Officer and the Board the retention of advisers and consultants to report directly to the Board;

•	Call meetings of the Board or executive sessions of the independent directors;

•	Develop the agendas for and preside over executive sessions of the Board’s independent directors;

•	Serve as principal liaison between the independent directors, and the Chief Executive Officer and senior management, on sensitive issues, including the review and evaluation of the Chief Executive Officer; and

•	Coordinate with the independent directors in respect of each of the foregoing.

Certain of the duties and powers described above are to be conducted in conjunction with our Chairman of the Board if the Lead Independent Director is not also the Chairman of the Board.

Communications to Board and Lead Independent Director.    Shareholders and other interested parties may communicate with the Board and our Lead Independent Director or non-management independent directors as a group by writing to “Chairman of the Board” or “Lead Independent Director,” c/o Corporate Secretary, ION Geophysical Corporation, 2105 CityWest Boulevard, Suite 100, Houston, Texas 77042-2855. Inquiries sent by mail will be reviewed by our Corporate Secretary and, if they pertain to the functions of the Board or committees of the Board or if the Corporate Secretary otherwise determines that they should be brought to the intended recipient’s attention, they will be forwarded to the intended recipient. Concerns relating to accounting, internal controls, auditing or compliance matters will be brought to the attention of our Audit Committee and handled in accordance with procedures established by the Audit Committee.

Our Corporate Secretary’s review of these communications will be performed with a view that the integrity of this process be preserved. For example, items that are unrelated to the duties and responsibilities of the Board, such as personal employee complaints, product inquiries, new product suggestions, resumes and other forms of job inquiries, surveys, service or product complaints, requests for donations, business solicitations or advertisements, may not be forwarded to the directors. In addition, material that is considered to be hostile, threatening, illegal or similarly unsuitable may not be forwarded. Except for these types of items, the Corporate Secretary will promptly forward written communications to the intended recipient. Within the above guidelines, the independent directors have granted the Corporate Secretary discretion to decide what correspondence should be shared with ION management and independent directors.

2020 Meetings of the Board and Shareholders. During 2020, the Board held a total of fourteen meetings (including regularly scheduled and special meetings) and the four standing committees of the Board held a total of fourteen meetings. The rate of attendance by our directors at all board meetings and committee meeting (for those committees on which a director served) was 97%. We do not require our Board members to attend our Annual Meeting of Shareholders; however, six out of eight of our directors were present at our Annual Meeting held in May 2020.

Each current director that was on the Board in 2020 attended more than seventy-five percent (75%) of the aggregate of the total number of meetings of the Board, and the total number of meetings held by all committees of the Board on which he or she served.

Independence.    In determining independence, each year the Board determines whether directors have any “material relationship” with ION. When assessing the “materiality” of a director’s relationship with ION, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation, and the frequency or regularity of the services, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to ION as those prevailing at the time from unrelated parties for comparable transactions. Material relationships can include commercial, banking, industrial, consulting, legal, accounting, charitable and familial relationships. Factors that the Board may consider when determining independence for purposes of this determination include (1) not being a current employee of ION or having been employed by ION within the last three years; (2) not having an immediate family member who is, or who has been within the last three years, an executive officer of ION; (3) not personally receiving or having an immediate family member who has received, during any 12-month period within the last three years, more than $120,000 per year in direct compensation from ION other than director and committee fees; (4) not being employed or having an immediate family member employed within the last three years as an executive officer of another company of which any current executive officer of ION serves or has served, at the same time, on that company’s compensation committee; (5) not being an employee of or a current partner of, or having an immediate family member who is a current partner of, a firm that is ION’s internal or external auditor; (6) not having an immediate family member who is a current employee of such an audit firm who personally works on ION’s audit; (7) not being or having an immediate family member who was within the last three years a partner or employee of such an audit firm and who personally worked on ION’s audit within that time; (8) not being a current employee, or having an immediate family member who is a current executive officer, of a company that has made payments to, or received payments from, ION for property or services in an amount that, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of the other company’s consolidated gross revenues; or (9) not being an executive officer of a charitable organization to which, within the preceding three years, ION has made charitable contributions in any single fiscal year that has exceeded the greater of $1 million or 2% of such organization’s consolidated gross revenues.

Our Board has affirmatively determined that, with the exception of Christopher T. Usher, who is our President and Chief Executive Officer and an employee of ION, no director has a material relationship with ION within the meaning of the NYSE’s listing standards, and that each of our directors (other than Mr. Usher) is independent from management and from our independent registered public accounting firm, as required by NYSE listing standard rules regarding director independence.

Our Chairman and Lead Independent Director, Mr. Lapeyre, is an executive officer and significant shareholder of Laitram, L.L.C., a company with which ION has ongoing contractual relationships, and Mr. Lapeyre and Laitram together owned approximately 5.7% of our outstanding Common Stock as of April 30, 2021. Our Board has determined that these contractual relationships have not interfered with Mr. Lapeyre’s demonstrated independence from our management, and that the services performed by Laitram for ION are being provided at arm’s length in the ordinary course of business and substantially on the same terms to ION as those prevailing at the time from unrelated parties for comparable transactions. In addition, the services provided by Laitram to ION resulted in payments by ION to Laitram in an amount less than 1% of Laitram’s 2020 consolidated gross revenues. As a result of these factors, our Board has determined that Mr. Lapeyre, along with each of our other non-management directors, is independent within the meaning of the NYSE’s director independence standards. For an explanation of the contractual relationship between Laitram and ION, please see “—Certain Transactions and Relationships” below.

Our former director, Mr. Huasheng Zheng, was employed as Executive Vice President of BGP during his tenure. His successor, Mr. Zhang ShaoHua, is General Manager of BGP. For an explanation of the relationships between BGP and ION, please see “—Certain Transactions and Relationships” below.

Risk Oversight.    Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the full Board in setting ION’s business strategy is a key part of its assessment of the Company’s appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company. The Board also regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives an annual risk assessment report from ION’s internal auditors. The Audit Committee is also responsible for overseeing cybersecurity-related risks. In addition, in setting compensation, the Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with ION’s business strategies. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks.

Board Leadership.    Our current Board leadership structure consists of a Chairman of the Board (who is not our current CEO), a Lead Independent Director (who is also our Chairman of the Board) and strong independent committee chairs. The Board believes this structure provides independent Board leadership and engagement and strong independent oversight of management while providing the benefit of having our Chairman and Lead Independent Director lead regular Board meetings as we discuss key business and strategic issues. Mr. Lapeyre, a non-employee independent director, serves as our Chairman of the Board and Lead Independent Director. Mr. Usher has served as our CEO since June 1, 2019. We separate the roles of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman provides guidance to the CEO and sets the agenda for Board meetings and presides over the meetings of the full Board. Separating these positions allows our CEO to focus on our day-to-day business, while allowing the Chairman to lead the Board in its fundamental role of providing advice to, and independent oversight of, management. The Board recognizes the time, effort and energy that the CEO is required to devote to his position, as well as the commitment required to serve as our Chairman. The Board believes that having separate positions is the appropriate leadership structure for our Company at this time and demonstrates our commitment to good corporate governance.

Political Contributions and Lobbying.    Our Code of Ethics prohibits company contributions to political candidates or parties. In addition, we do not advertise in or purchase political publications, allow company assets to be used by political parties or candidates, use corporate funds to purchase seats at political fund raising events, or allow company trademarks to be used in political or campaign literature. ION is a member of certain trade associations that may use a portion of their membership dues for lobbying and/or political expenditures.

Committees of the Board

The Board has established four standing committees to facilitate and assist the Board in the execution of its responsibilities. The four standing committees are the Audit Committee, the Compensation Committee, the Governance Committee and the Finance Committee. Each standing committee operates under a written charter, which sets forth the functions and responsibilities of the committee. A copy of the charter for each of the Audit Committee, the Compensation Committee and the Governance Committee can be obtained by writing to us at ION Geophysical Corporation, Attention: Corporate Secretary, 2105 CityWest Boulevard, Suite 100, Houston, Texas 77042-2855 and can also be viewed on our website at https://www.iongeo.com/investor-relations/governance/. The Audit Committee, Compensation Committee, Governance Committee and Finance Committee are composed entirely of non-employee directors. In addition, the Board establishes temporary special committees from time to time on an as-needed basis. During 2020, the Audit Committee met five times, the Compensation Committee met five times, and the Governance Committee met four times. The Finance Committee did not meet.

The current members of the four standing committees of the Board are identified below.

Director	Compensation Committee	Audit Committee	Governance Committee	Finance Committee
James M. Lapeyre, Jr.	*	*	*	*
David H. Barr	Chair		*
Michael Y. McGovern	*
S. James Nelson, Jr.		Chair		Chair
John N. Seitz	*		Chair	*
Christopher T. Usher
Tina Wininger		*
Zhang ShaoHua

*Member

Audit Committee

The Audit Committee is a separately-designated standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee oversees matters relating to financial reporting, internal controls, risk management and compliance. These responsibilities include appointing, overseeing, evaluating and approving the fees of our independent auditors, reviewing financial information that is provided to our shareholders and others, reviewing with management our system of internal controls and financial reporting processes, and monitoring our compliance program and system.

The Board has determined that each member of the Audit Committee is financially literate and satisfies the definition of “independent” as established under the NYSE corporate governance listing standards and Rule 10A-3 under the Exchange Act. In addition, the Board has determined that each of Mr. Nelson, the Chairman of the Audit Committee, and Ms. Wininger, is qualified as an audit committee financial expert within the meaning of SEC regulations, and that each has accounting and related financial management expertise within the meaning of the listing standards of the NYSE and Rule 10A-3.

Compensation Committee

General.    The Compensation Committee has responsibility for the compensation of our executive officers, including our Chief Executive Officer, and the administration of our executive compensation and benefit plans. The Compensation Committee also has authority to retain or replace outside counsel, compensation and benefits consultants or other experts to provide it with independent advice, including the authority to approve the fees payable and any other terms of retention. All actions regarding named executive officer compensation require Compensation Committee approval. The Compensation Committee completes a comprehensive review of all elements of compensation at least annually. If it is determined that any changes to any executive officer’s total compensation are necessary or appropriate, the Compensation Committee obtains such input from management as it determines to be necessary or appropriate. All compensation decisions with respect to executives other than our Chief Executive Officer are determined in discussion with, and frequently based in part upon the recommendation of, our Chief Executive Officer. The Compensation Committee makes all determinations with respect to the compensation of our Chief Executive Officer, including, but not limited to, establishing performance objectives and criteria related to the payment of his compensation, and determining the extent to which such objectives have been established, obtaining such input from the Compensation Committee’s independent compensation advisors as it deems necessary or appropriate.

As part of its responsibility to administer our executive compensation plans and programs, the Compensation Committee, usually near the beginning of the calendar year, establishes the parameters of the annual incentive plan awards, including the performance goals relative to our performance that will be applicable to such awards and the similar awards for our other senior executives. It also reviews our performance against the objectives established for awards payable in respect of the prior calendar year, and confirms the extent, if any, to which such objectives have been obtained, and the amounts payable to each of our executive officers in respect of such achievement.

The Compensation Committee also determines the appropriate level and type of awards, if any, to be granted to each of our executive officers pursuant to our equity compensation plans, and approves the total annual grants to other key employees, to be granted in accordance with a delegation of authority to a corporate human resources officer or other Company officer.

The Compensation Committee reviews, and has the authority to recommend to the Board for adoption, any new executive compensation or benefit plans that are determined to be appropriate for adoption by ION, including those that are not otherwise subject to the approval of our shareholders. It reviews any contracts with current or former elected officers of the corporation. In connection with the review of any such contract, the Compensation Committee may seek from its independent advisors such advice, counsel and information as it determines to be appropriate in the conduct of such review. The Compensation Committee will direct such outside advisors as to the information it requires in connection with any such review, including data regarding competitive practices among the companies with which ION generally compares itself for compensation purposes.

Compensation Committee Interlocks and Insider Participation

The Board has determined that each member of the Compensation Committee satisfies the definition of “independent” as established under the NYSE corporate governance listing standards. No member of the Compensation Committee is, or was during 2020, an officer or employee of ION. Mr. Lapeyre is President and Manager and a significant equity owner of Laitram, L.L.C, which has had a business relationship with ION since 1999. During 2020, the Company paid Laitram and its affiliates $0.7 million, which consisted of manufacturing services and reimbursement of costs. In addition, the Company is currently subleasing approximately 47,800 square feet of office space to Laitram. See “Board of Directors and Corporate Governance — Certain Transactions and Relationships.”

During 2020:

•	No executive officer of ION served as a member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of ION; and

•	No executive officer of ION served as a director of another entity, one of whose executive officers served on the Compensation Committee of ION.

Governance Committee

The Governance Committee functions as the Board’s nominating and corporate governance committee and advises the Board with regard to matters relating to governance practices and policies, management succession, and composition and operation of the Board and its committees, including reviewing potential candidates for membership on the Board and recommending to the Board nominees for election as directors of ION. In addition, the Governance Committee reviews annually with the full Board and our Chief Executive Officer the succession plans for senior executive officers and makes recommendations to the Board regarding the selection of individuals to occupy these positions. The Board has determined that each member of the Governance Committee satisfies the definition of “independent” as established under the NYSE corporate governance listing standards.

In identifying and selecting new director candidates, the Governance Committee considers the Board’s current and anticipated strengths and needs and a candidate’s experience, knowledge, skills, expertise, integrity, diversity, ability to make independent analytical inquiries, understanding of our Company’s business environment, willingness to devote adequate time and effort to Board responsibilities, and other relevant factors. The Governance Committee has not established specific minimum age, education, years of business experience, or specific types of skills for potential director candidates, but, in general, expects that qualified candidates will have ample experience and a proven record of business success and leadership. The Governance Committee also seeks an appropriate balance of experience and expertise in accounting and finance, technology, management, international business, compensation, corporate governance, strategy, industry knowledge and general business matters. In addition, the Governance Committee seeks diversity on our Board, including diversity of experience, professions, skills, geographic representation, and backgrounds. The committee may rely on various sources to identify potential director nominees, including input from directors, management and others the Governance Committee feels are reliable, and professional search firms.

Our Bylaws permit shareholders to nominate individuals for director for consideration at an annual shareholders’ meeting. A proper director nomination may be considered at our 2022 Annual Meeting only if the proposal for nomination is received by ION no later than January 14, 2022. All nominations should be directed to Corporate Secretary, ION Geophysical Corporation, 2105 CityWest Boulevard, Suite 100, Houston, Texas 77042-2855.

The Governance Committee will consider properly submitted recommendations for director nominations made by a shareholder or other sources (including self-nominees) on the same basis as other candidates. For consideration by the Governance Committee, a recommendation of a candidate must be submitted timely and in writing to the Governance Committee in care of our Corporate Secretary at our principal executive offices. The submission must include sufficient details regarding the qualifications of the potential candidate. In general, nominees for election should possess (1) the highest level of integrity and ethical character, (2) strong personal and professional reputation, (3) sound judgment, (4) financial literacy, (5) independence, (6) significant experience and proven superior performance in professional endeavors, (7) an appreciation for Board and team performance, (8) the commitment to devote the time necessary, (9) skills in areas that will benefit the Board and (10) the ability to make a long-term commitment to serve on the Board.

Finance Committee

From time to time, the Finance Committee reviews, with ION management, and has the power and authority to approve on behalf of the Board, ION’s strategies, plans, policies and actions related to corporate finance, including, but not limited to, (a) capital structure plans and strategies and specific equity or debt financings, (b) capital expenditure plans and strategies and specific capital projects, (c) strategic and financial investment plans and strategies and specific investments, (d) cash management plans and strategies and activities relating to cash flow, cash accounts, working capital, cash investments and treasury activities, including the establishment and maintenance of bank, investment and brokerage accounts, (e) financial aspects of insurance and risk management, (f) tax planning and compliance, (g) dividend policy, (h) plans and strategies for managing foreign currency exchange exposure and other exposures to economic risks, including plans and strategies with respect to the use of derivatives, and (i) reviewing and making recommendations to the Board with respect to any proposal by ION to divest any asset, investment, real or personal property, or business interest if such divestiture is required to be approved by the Board. The Finance Committee does not have oversight responsibility with respect to ION’s financial reporting, which is the responsibility of the Audit Committee. The Board has determined that each member of the Finance Committee (including its Chairman) satisfies the definition of “independent” as established under the NYSE corporate governance listing standards.

Stock Ownership Requirements

The Board has adopted stock ownership requirements for ION’s directors. The Board adopted these requirements in order to align the economic interests of the directors with those of our shareholders and further focus our emphasis on enhancing shareholder value. Under these requirements, each non-employee director is expected to own at least 7,500 shares of Common Stock, which, at the $2.43 closing price per share of our Common Stock on the NYSE on December 31, 2020 equates to approximately 50% of the $36,800 annual retainer fee we pay to our non-employee directors. Directors have three years to acquire and increase the director’s ownership of ION Common Stock to satisfy the requirements. The stock ownership requirements are subject to modification by the Board in its discretion. The Board has also adopted stock ownership requirements for senior management of ION. See “Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Stock Ownership Requirements; Hedging Policy” below.

The Governance Committee and the Board regularly review and evaluate ION’s directors’ compensation program on the basis of current and emerging compensation practices for directors, emerging legal, regulatory and corporate compliance developments and comparisons with director compensation programs of other similarly-situated public companies.

EXECUTIVE OFFICERS

Our executive officers are as follows:

Name	Age	Position with ION
Christopher T. Usher	60	President, Chief Executive Officer and Director
Michael L. Morrison	50	Executive Vice President and Chief Financial Officer
Dale J. Lambert	62	Executive Vice President, E&P Technology & Services
Matthew Powers	45	Executive Vice President, General Counsel and Corporate Secretary
Sheila M. Rodermund	59	Executive Vice President, Operations Optimization
Scott P. Schwausch	46	Vice President, Finance and Corporate Controller
Kenneth G. Williamson	58	Executive Vice President, Innovation and Strategic Marketing

For a description of the business background of Mr. Usher, please see “Class I – Term Expiring in 2021” above.

Mr. Morrison is our Executive Vice President and Chief Financial Officer. Prior to his appointment as Executive Vice President and Chief Financial Officer, Mr. Morrison exceled in a variety of senior positions in finance and accounting, mostly recently as Vice President of Finance and Treasurer, serving in that role since April 2016. Prior to serving as Vice President of Finance and Treasurer, Mr. Morrison served as Vice President of Finance (May 2013 — April 2016), Vice President and Corporate Controller (January 2007—May 2013), Controller and Director of Accounting (November 2002 — January 2007) and Assistant Corporate Controller (June 2002 — November 2002). Since November 2016, Mr. Morrison has also served on the Board of Directors of INOVA Geophysical Equipment Limited, a joint venture between the Company and BGP, Inc., a subsidiary of China National Petroleum Corporation. Prior to joining the Company in 2002, Mr. Morrison was a Director of Accounting providing transaction support for an energy trading company and held a variety of positions at Deloitte & Touche, LLP, a public accounting firm. Mr. Morrison is a Certified Public Accountant. He is a graduate of Texas A&M University with a Bachelor of Business Administration.

Mr. Lambert is currently our Executive Vice President, E&P Technology & Services, having served in that role since February 2021. Prior to that (including throughout 2020), he was Executive Vice President, Operations Optimization. Mr. Lambert has over 30 years of multi-disciplinary engineering and management experience leading the development and commercialization of multi-million dollar offshore products and systems. He is a significant contributor to ION’s intellectual property portfolio, creating innovative solutions that meet the technical and business challenges of our clients. Mr. Lambert began his career at Thompson Equipment Company, where he held various engineering and management roles spanning a decade that culminated in an EVP position responsible for engineering, sales, marketing and manufacturing. There he was involved in many automation projects involving early implementations of artificial intelligence. Next he became Engineering Manager for DigiCOURSE, which ION acquired in 1998. He held engineering positions with increasing levels of responsibility between 1998-2014 in ION’s marine equipment group, where he oversaw R&D, product design and systems engineering. From 2015-2019, Mr. Lambert served as Senior Vice President and General Manager of ION’s Marine Systems group. In 2020, he was promoted to Executive Vice President of our Operations Optimization group, which includes P&L responsibility for our software and equipment businesses. Mr. Lambert is a graduate of the University of New Orleans with a Master’s in Engineering and Bachelor’s in Electrical Engineering. He is a registered Professional Engineer in both Electrical and Controls Engineering.

Mr. Powers joined ION in 2013 as Senior Legal Counsel and held that position until February 2016 when he was promoted to Deputy General Counsel. In September 2017, he was promoted to General Counsel and Corporate Secretary, and was further promoted to Executive Vice President in October 2017. Prior to joining ION, Mr. Powers held a variety of positions in the Houston offices of Mayer Brown LLP (beginning in 2005 and ending in 2012) and Sidley Austin LLP (beginning in 2012 and ending in 2013). Mr. Powers holds a Juris Doctor from the University of Chicago Law School and a Bachelor’s degree in Economics, summa cum laude, from the University of Colorado-Denver. He is licensed to practice in Texas.

Ms. Rodermund joined ION as Chief Digital Officer in November 2019 and was promoted to Executive Vice President, Operations Optimization in February 2021. Between 2005 and 2016, Ms. Rodermund was employed by Halliburton Company. While at Halliburton, Ms. Rodermund served as CIO and Vice President, Information Technology, from 2015 to 2016, and Sr. Director, Information Technology, from 2005 to 2015. Ms. Rodermund was Head of Global Infrastructure at Orica, USA from 2017 to 2019. Ms. Rodermund is a graduate of Texas A&M University - Mays Business School with a degree in Business Administration and Management, General and holds a Masters of Business Administration with Merit degree from the University of Liverpool.

Mr. Schwausch joined ION in 2006 as Assistant Controller and held that position until June 2010 when he became Director of Financial Reporting. In May 2012, he became Controller, Solutions Business Unit, and in May 2013 became Vice President and Corporate Controller. In February 2020, Mr. Schwausch became Vice President, Finance and Corporate Controller. Mr. Schwausch held a variety of positions at Deloitte & Touche, LLP, a public accounting firm, from 2000 until he joined ION. Mr. Schwausch is a Certified Public Accountant and a Certified Management Accountant. He received a Bachelor of Science degree in Accounting from Brigham Young University.

Mr. Williamson is our Executive Vice President, Innovation and Strategic Marketing, having served in that role since February 2021. Prior to that (including throughout 2020), he was Chief Operating Officer, E&P Technology & Services. Mr. Williamson originally joined ION as Vice President of our GeoVentures business unit in September 2006, became a Senior Vice President in January 2007, and became Executive Vice President and Chief Operating Officer, GeoVentures Division, in November 2012 and Executive Vice President and Chief Operating Officer of E&P Technology & Services in February of 2015. Between 1987 and 2006, Mr. Williamson was employed by Western Geophysical, which in 2000 became part of WesternGeco, a seismic solutions and technology subsidiary of Schlumberger, Ltd., a global oilfield and information services company. While at WesternGeco, Mr. Williamson served as Vice President, Marketing from 2001 to 2003, Vice President, Russia and Caspian Region, from 2003 to 2005 and Vice President, Marketing, Sales & Commercialization of WesternGeco’s electromagnetic services and technology division from 2005 to 2006. Mr. Williamson holds a Bachelor of Science degree in Geophysics from Cardiff University in Wales.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of ION, and persons who own more than 10% of ION’s Common Stock, to file with the SEC and the NYSE initial statements of beneficial ownership on Form 3 and changes in such ownership on Forms 4 and 5. Based on our review of the copies of such reports, we believe that during 2020 our directors, executive officers and shareholders holding greater than 10% of our outstanding shares complied with all applicable filing requirements under Section 16(a) of the Exchange Act, and that all of their filings were timely made.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (this “CD&A”) provides an overview of the Compensation Committee of the Company’s Board of Directors, a discussion of the background and objectives of our compensation programs for our senior executives, and a discussion of all material elements of the compensation of each of the executive officers identified in the following table, whom we refer to as our named executive officers (“NEOs”):

Name	Title
Christopher T. Usher	President, Chief Executive Officer and Director
Michael L. Morrison	Executive Vice President and Chief Financial Officer (starting February 1, 2020)
Steven A. Bate	Executive Vice President and Chief Financial Officer (until February 1, 2020)
Dale J. Lambert	Executive Vice President, Operations Optimization
Matthew R. Powers	Executive Vice President, General Counsel and Corporate Secretary
Kenneth G. Williamson	Executive Vice President and Chief Operating Officer, E&P Technology & Services

Executive Summary

General.    Annual compensation of our NEOs comprises three principal elements: base salary; performance-based annual non-equity incentive plan compensation (that is, annual cash bonuses); and long-term equity-based incentive awards (restricted stock, stock options, and cash-settled stock appreciation rights awards (“SARs”)). A significant portion of each NEOs’ total annual compensation is performance-based, at risk, and dependent upon our Company’s achievement of specific, measurable performance goals. Our performance-based pay closely aligns our NEOs’ interests with those of our shareholders and promotes the creation of shareholder value, without encouraging excessive risk-taking. In addition, our equity programs, combined with our executive share ownership requirements, are designed to reward long-term stock performance and encourage investment in the Company.

Annual Bonus Incentive Plan. No NEO received a bonus payment under our annual cash bonus incentive plan for 2020. Mr. Usher and the Compensation Committee felt strongly that the bonus plan pool should not be funded because, while the Company performed well on several strategic initiatives, the Company fell short of its cash-generation objectives, which are of paramount importance.

Base Salaries. Mr. Morrison received an increase in base pay in connection with his promotion to Executive Vice President and Chief Financial Officer in February of 2020; his annual salary increased from $255,393 to $300,000. No other NEO received an increase in base pay in 2020.

In April of 2020, all NEO’s (including Mr. Morrison) took a 20% cut in their annual salaries in light of the extreme market downturn due to the COVID-19 pandemic. These cuts remain in effect and, as of the date of this filing, NEO’s salaries are not scheduled for restoration.

Long-Term Stock-Based Incentive Compensation. Mr. Morrison received a grant of equity-based compensation in 2020, in connection with his promotion to Executive Vice President and Chief Financial Officer, which is described below. No other NEO received equity-based compensation in 2020.

Effect of Restructuring Transactions on Long-Term Equity-Based Incentive Awards. As a result of the consummation of the Restructuring Transactions, on April 19, 2021, the performance-based vesting restrictions (but not the time-based vesting restrictions) were removed from unvested SARs and restricted stock awards held by our NEOs at the time of the transaction. Each NEO, while not required to, waived his right to any removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transactions.

Transition of Chief Financial Officer. Mr. Bate served as Executive Vice President and Chief Financial Officer until February 1, 2020. He received certain payments pursuant to a negotiated severance agreement, which are detailed below in this filing.

Corporate Governance

Compensation Committee

The Compensation Committee of our Board reviews and approves, or recommends to the Board for approval, all salary and other remuneration for our NEOs, and oversees matters relating to our employee compensation and benefit programs. No member of the Compensation Committee is an employee of ION. The Board has determined that each member of the Compensation Committee satisfies the definition of “independent” as established in the NYSE corporate governance listing standards. In determining the independence of each member of the Compensation Committee, the Board considered all factors specifically relevant to determining whether the director has a relationship to our Company that is material to the director’s ability to be independent from management in the execution of his duties as a Compensation Committee member, including, but not limited to:

•	the source of compensation of the director (including any consulting, advisory or other compensatory fee paid by us to the director); and

•	whether the director is affiliated with our Company, a subsidiary or affiliate.

When considering the director’s affiliation with us for purposes of independence, the Board considered whether the affiliate relationship places the director under the direct or indirect control of our Company or its senior management, or creates a direct relationship between the director and members of senior management, in each case, of a nature that would impair the director’s ability to make independent judgments about our executive compensation.

The Compensation Committee operates pursuant to a written charter that sets forth its functions and responsibilities. A copy of the charter can be viewed on our website at https://www.iongeo.com/investor-relations/governance/. For a description of the responsibilities of the Compensation Committee, see “Item 1.—Election of Directors—Committees of the Board—Compensation Committee” above.

During 2020, the Compensation Committee met five times and took action by unanimous written consent one time.

Compensation Consultants

The Compensation Committee has the authority to engage and pay compensation consultants, independent legal counsel and other advisors in its discretion. Prior to retaining any such compensation consultant or other advisor, the Compensation Committee evaluates the independence of such advisor and evaluates whether such advisor has a conflict of interest.

Role of Management in Establishing and Awarding Compensation

On an annual basis, our Chief Executive Officer, with input from our Human Resources department, recommends to the Compensation Committee any proposed increases in base salary, bonus payments and equity awards for our NEOs (other than himself; no NEO is involved in determining his own salary increase, bonus payment or equity award). When making officer compensation recommendations, our Chief Executive Officer takes into consideration compensation benchmarks, which include data relating to the compensation of employees at comparable companies, the level of inherent importance and risk associated with the position and function, and the executive’s job performance over the previous year. See “—Objectives of Our Executive Compensation Programs—Benchmarking” and “—Elements of Compensation—Base Salary” below.

Our Chief Executive Officer, with assistance and input from senior management, also formulates and proposes to the Compensation Committee an employee bonus incentive plan for the ensuing year. For a description of our process for formulating the employee bonus incentive plan and the factors that we consider, see “—Elements of Compensation—Bonus Incentive Plan” below.

The Compensation Committee reviews and approves all compensation and awards to NEOs and all bonus incentive plans. With respect to equity compensation awarded to employees other than NEOs, the Compensation Committee reviews and approves all grants of restricted stock and stock options above 5,000 shares, generally based upon the recommendation of the Chief Executive Officer, and has delegated option and restricted stock granting authority to the Chief Executive Officer as permitted under Delaware law for grants to non-NEOs of up to 5,000 shares.

Of its own initiative, at least once a year, the Compensation Committee reviews the performance and compensation of our Chief Executive Officer and, following discussions with the Chief Executive Officer and other members of the Board, establishes his compensation level. Where it deems appropriate, the Compensation Committee will also consider market compensation information from independent sources. See “—Objectives of Our Executive Compensation Programs—Benchmarking” below.

Certain members of our senior management attend most meetings of the Compensation Committee, including our Chief Executive Officer and our General Counsel (who serves as meeting secretary). However, no member of management votes on items being considered by the Compensation Committee, and members of management are recused from meetings and portions of meetings where their personal compensation is discussed. The Compensation Committee and Board do solicit the views of our Chief Executive Officer on compensation matters, particularly as they relate to the compensation of the other NEOs and the other members of senior management reporting to the Chief Executive Officer. The Compensation Committee often conducts an executive session during meetings, during which members of management are not present.

Objectives of Our Executive Compensation Programs

General Compensation Philosophy and Policy

Through our compensation programs, we seek to:

•	attract and retain qualified and productive executive officers and key employees by providing competitive total compensation;

•	encourage our executives and key employees to drive the Company’s financial and operational performance;

•	structure compensation to create meaningful links between corporate performance, individual performance and financial rewards;

•	align the interests of our executives with those of our shareholders by providing a significant portion of total pay in the form of equity-based incentives;

•	encourage long-term commitment to our Company; and

•	limit corporate perquisites to seek to avoid perceptions both within and outside of our Company of “soft” compensation.

Our governing principles in establishing executive compensation have been:

Long-Term and At-Risk Focus.    Compensation opportunities should be composed of long-term, at-risk pay to focus our management on the long-term interests of our Company.

Equity Orientation.    Equity-based plans should comprise a major part of the at-risk portion of total compensation to instill ownership thinking and to link compensation to corporate performance and shareholder interests.

Competitive.    We emphasize total compensation opportunities consistent on average with our peer group of companies. Competitiveness of annual base pay and annual bonuses is more independent of stock performance than equity-based compensation. However, overall competitiveness of total compensation is generally contingent on long-term, equity-based compensation programs. Base salary, annual bonuses and employee benefits should be close to competitive levels when compared to similarly situated companies.

Focus on Total Compensation.    In making decisions with respect to any element of an NEO’s compensation, the Compensation Committee considers the total compensation that may be awarded to the NEO, including salary, annual cash bonus and long-term equity-based incentive compensation. The Compensation Committee analyzes all of these elements of compensation (including the compensation mix) as well as the aggregate total amount of actual and projected compensation. In its most recent review of total compensation, the Compensation Committee determined that annual compensation amounts for our Chief Executive Officer and our other NEOs remained generally consistent with the Compensation Committee’s expectations. However, the Compensation Committee reserves the right to make changes that it believes are warranted.

Internal Pay Equity.    Our core compensation philosophy is to pay our NEOs competitive levels of compensation that best reflect their individual responsibilities and contributions to our Company, while providing incentives to achieve our business and financial objectives. While comparisons to compensation levels at other companies are helpful in assessing the overall competitiveness of our compensation program, we believe that our executive compensation program also must be internally consistent and equitable in order for our Company to achieve our corporate objectives. Over time, there have been variations in the comparative levels of compensation of NEOs and changes in the overall composition of the management team and the overall accountabilities of the individual NEOs; however, we are satisfied that total compensation received by NEOs reflects an appropriate differential for executive compensation.

These principles apply to compensation policies for all of our NEOs and key employees. We do not follow the principles in a mechanistic fashion; rather, we apply experience and judgment in determining the appropriate mix of compensation for each individual. This judgment also involves periodic review of discernible measures to determine the progress each individual is making toward agreed-upon goals and objectives.

Benchmarking

When making compensation decisions, we also look at the compensation of our Chief Executive Officer and other NEOs relative to the compensation paid to similarly situated executives at companies that we consider to be our industry and market peers—a practice often referred to as “benchmarking.” We believe, however, that a benchmark should be just that—a point of reference for measurement—but not the determinative factor for our executives’ compensation. The purpose of the comparison is not to supplant the analyses of internal pay equity, shareholder interests and the individual performance of the NEOs that we consider when making compensation decisions. Because the comparative compensation information is just one of the several analytic tools that are used in setting executive compensation, the Compensation Committee has discretion in determining the nature and extent of its use. Further, given the limitations associated with comparative pay information for setting individual executive compensation, including the difficulty of assessing and comparing wealth accumulation through equity gains, the Compensation Committee may elect not to use the comparative compensation information at all in the course of making compensation decisions.

Most years the Compensation Committee, with assistance from the Human Resources Department, reviews data from market surveys and other sources to assess our competitive position with respect to employee compensation. The Chief Executive Officer normally apprises the Compensation Committee of any proposed increase in any NEO’s annual base salary in the autumn board meeting and, at that same meeting, the Compensation Committee considers whether to adjust the Chief Executive Officer’s annual base salary. In 2020, the Compensation Committee elected to defer consideration of any increases to base salaries until 2021 (with the exception of Mr. Morrison, whose compensation was adjusted in connection with his promotion to Chief Financial Officer). In fact, and as further noted below, the salaries of all NEO’s were reduced by 20% in April 2020 in light of the economic downturn caused by the global pandemic.

Consideration of equity grants are normally undertaken annually, often in the February meeting. Mr. Morrison was the only NEO to receive equity awards in 2020, which were made in connection with his promotion.

In 2020, the Committee utilized data primarily from Willis Towers Watson. The Committee also engaged the services of Aon Hewitt, a leading compensation consultant, to analyze Mr. Morrison’s compensation in connection with his promotion.

Reviewing compensation data provides a starting point for our compensation analysis. We believe that the data contain relevant compensation information from companies that are representative of the sectors in which we operate, have relative size as measured by market capitalization and experience relative complexity in the business and the executives’ roles and responsibilities. We look extensively at a number of other factors beyond the data, including our estimates of the compensation at our most comparable competitors and other companies that were closest to our Company in size, profitability and complexity. We also consider an individual’s current performance, the level of responsibility, risk of attrition, market conditions, and the employee’s skills and experience, collectively, in making compensation decisions.

In the case of our Chief Executive Officer and some of our other NEOs, we also consider our Company’s performance during the person’s tenure and the anticipated level of compensation that would be required to replace the person with someone of comparable experience and skill.

In addition to our periodic review of compensation, we also regularly monitor market conditions and will adjust compensation levels from time to time as necessary to remain competitive and retain our most valuable employees.

Elements of Compensation

The primary components of our executive compensation program are as follows:

Below is a summary of each component:

Base Salary

General.    The general purpose of base salary for our NEOs is to create a base of cash compensation that is consistent with the range of base salaries for executives in similar positions at comparable companies. In addition to salary norms for persons in comparable positions at comparable companies, base salary may also reflect the nature and scope of responsibility of the position, the performance, expertise and experience of the individual employee, and the competitiveness of the market for the employee’s services. As a result, the base salary level for each individual may be above or below the target market value for the position. The Compensation Committee also recognizes that the Chief Executive Officer’s compensation should reflect the greater policy-and decision-making authority that he holds and the higher level of responsibility he has with respect to our strategic direction and our financial and operating results. As of December 31, 2020, our Chief Executive Officer’s annual base salary was 36% higher than the annual base salary for the next highest-paid NEO and 66% higher than the average annual base salary for all of our other NEOs. The Compensation Committee does not intend for base salaries to be the vehicle for long-term capital and value accumulation for our executives.

2020 Actions.    In typical years, base salaries are reviewed annually and may also be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities and changes in responsibilities, performance and contribution to ION, experience, impact on total compensation, relationship of compensation to other ION officers and employees, and changes in external market levels. No NEO received an increase in base salary in 2020, other than Mr. Morrison, in connection with his promotion. The chart below depicts the base salaries of our NEOs, together with information on their base salaries vis-à-vis the median salaries of comparable NEOs based on survey data.

Special Note on 2020 Actions

In April of 2020, in view of the extreme market downturn due to the COVID-19 pandemic, all NEOs received a 20% reduction in base pay.

Named Executive Officer	Salary Information
Christopher T. Usher	Mr. Usher’s salary prior to April 6, 2020, was $525,000. On April 6, 2020, it was reduced to $420,000. The 2019 MTCS Survey indicated that the mean CEO base salary for surveyed companies in the Services and Drilling sector was $700,000.

Named Executive Officer	Salary Information
Michael L. Morrison

Mr. Morrison’s salary after assuming the CFO role on February 1, 2020, and through April 6, 2020, was $300,000. On April 6, 2020, it was reduced to $240,000. The 2019 MTCS Survey indicated that the mean CFO base salary for surveyed companies in the Services and Drilling sector was $410,000.

(Prior to his promotion, Mr. Morrison served as Vice President of Finance and Treasurer of the Company. His salary in 2020 when he served in this capacity was $255,393.)

Steven A. Bate	Mr. Bate’s salary in 2020 when he served as CFO was $375,000. The 2019 MTCS Survey indicated that the mean CFO base salary for surveyed companies in the Services and Drilling sector was $410,000.
Dale J. Lambert	Mr. Lambert’s salary prior to April 6, 2020, was $300,000. On April 6, 2020, it was reduced to $240,000. The 2019 MTCS Survey indicated that the mean Chief Operating Officer — Subsidiary/Group/Division base salary for surveyed companies in the Services and Drilling sectors was $376,500.
Matthew R. Powers	Mr. Powers’ salary prior to April 6, 2020, was $275,000. On April 6, 2020, it was reduced to $220,000. The 2019 MTCS Survey indicated that the mean Top Legal Executive base salary for surveyed companies in the Services and Drilling sector was $350,000.
Kenneth G. Williamson	Mr. Williamson’s salary prior to April 6, 2020, was $387,213. On April 6, 2020, it was reduced to $309,000. The 2019 MTCS Survey indicated that the mean Chief Operating Officer — Subsidiary/Group/Division base salary for surveyed companies in the Services and Drilling sectors was $376,500.

Annual Bonus Incentive Plan¹

Our Compensation Committee typically approves an annual employee bonus incentive plan. Our annual bonus incentive plan is intended to promote the achievement, each year, of the Company’s performance objectives as set forth in the annual operating plan. These objectives are defined early in the year, along with a target bonus pool, and these are communicated to eligible employees. The Compensation Committee believes that placing a portion of our employees’ cash compensation at-risk, and tying it to the Company’s achieving important objectives under our operating plan , incentivizes our employees in a way that aligns their interests with the interests of our shareholders.

Early in the year, management prepares an operating budget for that year and individual operating budgets for each operating unit. The budgets take into consideration our views on market opportunities, customer and sale opportunities, technology enhancements for new products, product manufacturing and delivery schedules and other operating factors known or foreseeable at the time. The Board analyzes the proposed budgets with management extensively and, after analysis and consideration, the Board approves a consolidated operating plan for the year. During this same time, our Chief Executive Officer works with various members of senior management to formulate our bonus incentive plan for the year, consistent with the operating plan approved by the Board. The annual bonus incentive plan is subject to approval by the Compensation Committee. Historically, bonuses attributable to a given year have been paid in February of the next year.

The Company’s bonus program thus includes a three-step process:

1.	At the first quarterly meeting of the Board of Directors in early February, the Compensation Committee approves a target total bonus pool (the “Target Pool”) for that calendar year. The Target Pool is based in part on approximate percentages of base salary and our expected headcount. The Target Pool consists of two variable components: the Company’s execution of defined long-term strategic initiatives (“Key Initiatives”), and the Company’s reaching a defined cash-generation target (“Cash Generation Target”). The Key Initiatives and Cash Generation Target are derived from our annual operating plan, which is approved by the Board at that same quarterly meeting. The Target Pool, Key Initiatives, and Cash Generation Target are forward looking; that is, they are based on the Compensation Committee’s goals and expectations for the Company’s performance that year.

2.	The determination of the actual amount of the bonus pool (the “Actual Pool”) is largely backward looking. At the February meeting of the Board of Directors, in addition to approving the Target Pool for that calendar year, the Compensation Committee determines what the Actual Pool for the prior year should be. The Compensation Committee does this with reference to the Target Pool for the prior year, and the Company’s success in achieving the Key Initiatives and the Cash Generation Target for the prior year. However, the Compensation Committee has the authority to fund the Actual Pool in an amount over the Target Pool, an amount under the Target Pool, or not at all. In determining whether to deviate from the Target Pool, the Compensation Committee may consider events that unfolded during the prior year that impacted our performance as a whole that year (such as extraordinary cash generating events (e.g. sales of assets, equity raises), unanticipated governmental actions or economic conditions, indicators of growth or recession in our business segments, and other factors).

3.	Once the Actual Pool is funded, individual bonuses are determined by business unit managers by evaluating each eligible employee’s individual and team performance during the prior year (except that no manager participates in determining his or her own bonus). The computation of individual awards for NEOs is approved by the Compensation Committee in accordance with the compensation philosophy and policy described above.

¹The Compensation Committee has discretion in circumstances it determines are appropriate to authorize discretionary bonus awards apart from awards that would otherwise be payable under the terms of the annual bonus incentive plan. (An example would be signing bonuses for new hires.)

Our bonus incentive plans are designed for payouts that generally track the financial performance of our Company and, to a lesser extent, achievement of the Company’s strategic objectives. The general intent of the plans is to reward key employees based on the Company’s and the employee’s performance, in each case measured against internal targets and plans. In most years when our Company’s financial performance is strong, cash bonus payments under the annual incentive plan are generally higher. Likewise, when our financial performance is low as compared to our internal targets and plans, cash bonus payments are generally lower. There are occasionally exceptions to this general trend.

2020 Bonus Incentive Plan. The purpose of the 2020 bonus incentive plan was to provide an incentive for our participating employees to achieve their highest level of individual and business unit performance, to align the employees to accomplish and share in the achievement of our Company’s 2020 strategic and financial goals, and to prevent attrition of high performing employees to competitors. Designated employees, including our NEOs, were eligible to participate in our 2020 bonus incentive plan.

The original Target Pool under the 2020 plan was set at $7 million in February 2020. Approximately 35% of this amount ($2.5 million) was tied to the Key Initiatives for 2020, and 65% ($4.5 million) was tied to the Cash Generation Target for 2020.

In August 2020, the 2020 bonus incentive plan was modified such that the Target Pool was revised down to $2.5 million. The revised Target Pool was to be funded based on the achievement of key initiatives, but only to extent the Company met or exceeded its revised Cash Generation Target. As the Company did not meet its revised Cash Generation Target, the Compensation Committee elected not to fund the 2020 bonus pool.

The total compensation paid to each NEO is set forth in the graph titled “Summary Compensation Table”.

The Compensation Committee reviews the annual bonus incentive plan each year to ensure that the key elements of the plan continue to meet the objectives described above.

Long-Term Stock-Based Incentive Compensation

We structure our long-term incentive compensation to appropriately balance between rewarding performance and encouraging employee retention and stock ownership. There is no pre-established policy or target for the allocation between either cash or non-cash, or short-term and long-term incentive, compensation; however, at executive management levels, the Compensation Committee strives for compensation to focus more on longer-term incentives. In conjunction with the Board, executive management is responsible for setting and achieving long-term strategic goals. In support of this responsibility, compensation for executive management, and most particularly our Chief Executive Officer, tends to be weighted towards rewarding long-term value creation for shareholders.

The below table illustrates the mix of total compensation received by Mr. Usher, our CEO, and our other current NEOs during 2020:

Our long-term incentive plans have provided the principal method for our NEOs to acquire equity or equity-linked interests in our Company.

Restricted Stock and Restricted Stock Units.    We use restricted stock and restricted stock units to focus executives on our long-term performance and to help align their compensation more directly with shareholder value. Until 2018, vesting of restricted stock and restricted stock units typically occurred ratably over three years, based solely on continued employment of the recipient-employee, and the terms of our LTIP (both prior to and after amendments to it in 2018) require restricted stock and restricted stock units granted under that plan to follow that vesting schedule unless the Compensation Committee approves a different schedule when approving the grant.

Starting in 2018, the Compensation Committee began to require that most grants of restricted stock contain not only our traditional time-based vesting restrictions, but also contain very aggressive performance-based vesting restrictions that require the stock to trade at particular levels for any vesting to occur. In addition to facilitating an ownership mentality among our employees, this recent approach to restricted shares allows a more economical use of the shares in our LTIP, as, if the vesting restrictions are satisfied, each share of restricted stock is intrinsically more valuable to an employee than each single stock option, because, in the case of a stock option, even if the stock appreciates, the employee only receives the benefit of the spread between the exercise price of the option and the value of the stock.

For the 2020 grants to Mr. Morrison, made in connection with his promotion to Executive Vice President and Chief Financial Officer, the Compensation Committee had to balance their preference for performance-based vesting restrictions with establishing a total compensation in line with the responsibilities of the chief financial officer position. Taking into account the recommendations of compensation consulting firm AON Hewitt, the Committee determined that a 50/50 ratio of time-restricted-only to fully-at-risk shares was the most appropriate, given prevailing market compensation, industry competition for executive talent, the Company’s stock price and performance hurdles used, and the available pool of equity in the Plan.

As a result of the consummation of the Restructuring Transactions, on April 19, 2021, the performance-based vesting restrictions (but not the time-based vesting restrictions) were removed from Mr. Morrison’s 2020 grants.

Stock Options.    Under our equity plans, stock options may be granted having exercise prices equal to the closing price of our stock on the date before the date of grant. In any event, all awards of stock options are made at or above the market price at the time of the award. The Compensation Committee will not grant stock options having exercise prices below the market price of our stock on the date of grant, and will not reduce the exercise price of stock options (except in connection with adjustments to reflect recapitalizations, stock or extraordinary dividends, stock splits, mergers, spin-offs and similar events, as required by the relevant plan) without the consent of our shareholders. Our stock options generally vest ratably over four years, based on continued employment, and the terms of our plan require stock options granted under that plan to follow that vesting schedule unless the Compensation Committee approves a different schedule when approving the grant. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option (such as voting rights or the right to receive dividends or dividend equivalents). New option grants normally have a term of ten years.

The purpose of stock options is to provide equity compensation with value that has been traditionally treated as entirely at-risk, based on the increase in our stock price and the creation of shareholder value. (However, beginning in 2018, the Compensation Committee has favored placing restricted stock grants entirely at risk by means of performance-based vesting restrictions.) Stock options also allow our NEOs and key employees to have equity ownership and to share in the appreciation of the value of our stock, thereby aligning their compensation directly with increases in shareholder value. Stock options only have value to their holder if the stock price appreciates in value from the date options are granted.

Stock option award decisions are generally based on past business and individual performance. In determining the number of options to be awarded, we also consider the grant recipient’s qualitative and quantitative performance, the size of stock option and other stock based awards in the past, and expectations of the grant recipient’s future performance. No NEOs received option awards in 2020.

Stock Appreciation Rights.    SARs grants approved by the Compensation Committee are typically 100% cash-settled. The vesting of the SARs is achieved through both a market condition and a service condition (that is, continued employment plus appreciation in the Company’s stock price). As with our stock options, exercise prices for our SARs awards are equal to the closing price of our stock on the date before the date of grant. New SARs grants normally have a term of ten years. No NEOs received SARs grants in 2020.

Approval and Granting Process.    The Compensation Committee reviews and approves all stock appreciation rights, stock option, restricted stock and restricted stock unit awards made to NEOs, regardless of amount. The Compensation Committee has granted to our Chief Executive Officer the authority to approve grants of any of the foregoing awards to any employee other than an NEO in amounts not to exceed 5,000 shares. Our Chief Executive Officer is also required to provide a report to the Compensation Committee of all awards made by him under this authority. We believe that this policy is beneficial because it enables smaller grants to be made more efficiently. This flexibility is particularly important with respect to attracting and hiring new employees, given the competitive market for talented and experienced personnel in locations where we operate.

The Board prefers, and the Company strives, for all grants of stock appreciation rights, restricted stock, restricted stock units and stock options to be made on one of four designated quarterly grant dates: March 1, June 1, September 1 or December 1. We favor these dates because they are not close to any dates on which we normally make earnings announcements or other announcements of material events. For an award to a current employee, the grant date for the award is generally the first designated quarterly grant date that occurs after approval of the award. For an award to a newly hired employee who is not yet employed by us at the time the award is approved, the grant date for the award is generally the first designated quarterly grant date that occurs after the new employee commences work. We believe that this process of fixed quarterly grant dates is beneficial because, even though a grant by the Company to an “insider”, such as an employee, is not restricted by blackout or other insider trading restrictions, we believe it is better to remove any perception that the grant date for an award could be capable of manipulation or change for the benefit of the recipient. In addition, having all grants occur on a maximum of four days during the year simplifies certain fair value accounting calculations related to the grants, thereby reducing the administrative burden associated with tracking and calculating the fair values, vesting schedules and tax-related events upon vesting of restricted stock and also lessening the opportunity for inadvertent calculation errors.

Clawback Policy

We have a Compensation Recoupment Policy (commonly referred to as a “clawback” policy), which provides that, in the event of a restatement of our financial results due to material noncompliance with applicable financial reporting requirements, the Board will, if it determines appropriate and subject to applicable laws and the terms and conditions of our applicable stock plans, programs or arrangements, seek reimbursement of the incremental portion of performance-based compensation, including performance-based bonuses and long-term equity-based incentive awards, paid to current or former NEOs within three years of the restatement date, in excess of the compensation that would have been paid had the compensation amount been based on the restated financial results.

Personal Benefits, Perquisites and Employee Benefits

Our Board and executives have concluded that we will not offer most perquisites traditionally offered to executives of similarly sized companies. As a result, perquisites and any other similar personal benefits offered to our NEOs are substantially the same as those offered to our general salaried employee population. These offered benefits include medical and dental insurance, life insurance, disability insurance, a vision plan, charitable gift matching (up to designated limits), a 401(k) plan with a company match of certain levels of contributions, flexible spending accounts for healthcare and dependent care and other customary employee benefits. Business-related relocation benefits may be reimbursed on a case-by-case basis. We intend to continue applying our general policy of not providing specific personal benefits and perquisites to our executives; however, we may, in our discretion, revise or add to any executive’s personal benefits and perquisites if we deem it advisable.

Risk Management Considerations

The Compensation Committee believes that our Company’s bonus and equity programs create incentives for employees to create long-term shareholder value. The Compensation Committee has considered the concept of risk as it relates to our compensation programs and has concluded that our compensation programs do not encourage excessive or inappropriate risk-taking. Several elements of the compensation programs are designed to promote the creation of long-term value and thereby discourage behavior that leads to excessive risk:

•	The compensation programs consist of both fixed and variable compensation. The fixed (or salary) portion is designed to provide a steady income regardless of the Company’s stock price performance so that executives do not focus exclusively on stock price performance to the detriment of other important business metrics. The variable (cash bonus and equity) portions of compensation are designed to reward both short- and long-term corporate performance. The Compensation Committee believes that the variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce positive short- and long-term corporate results, while the fixed element is also sufficiently high such that the executives are not encouraged to take unnecessary or excessive risks in doing so.
•	The financial metrics used to determine the amount of an executive’s bonus are measures the Compensation Committee believes contribute to long-term shareholder value and ensure the continued viability of the Company. Moreover, the Compensation Committee attempts to set ranges for these measures that encourage success without encouraging excessive risk taking to achieve short-term results. In addition, the overall maximum bonus for each participating NEO other than our Chief Executive Officer is not expected to exceed 150% of the executive’s base salary under the bonus plan (that is, double his target bonus), and the overall bonus for our Chief Executive Officer under his employment agreement is not expected to exceed 200% of his base salary under the bonus plan (that is, double his target bonus), in each case no matter how much the Company’s financial performance exceeds the ranges established at the beginning of the year
•	We have strict internal controls over the measurement and calculation of the financial metrics that determine the amount of an executive’s bonus, designed to keep it from being susceptible to manipulation by an employee, including our executives.

•	Stock options become exercisable over a four-year period, and SARs become exercisable over a three-year period, generally conditioned on continuing employment with the Company, and remain exercisable for up to ten years from the date of grant, encouraging executives to look to long-term appreciation in equity values.
•	Restricted stock and SARs vest over a three-year period, generally conditioned on continuing employment with the Company, which, again, encourages executives to look to long-term appreciation in equity values. Additionally, as noted above, beginning in 2018, the majority of stock grants and SARs grants also require significant appreciation in our stock price for vesting to occur.
•	Senior executives, including our NEOs, are required to acquire over time and hold shares of our Company’s stock having a value of between one and four times the executive’s annual base salary, depending on the level of the executive. The Compensation Committee believes that the stock ownership guidelines provide a considerable incentive for management to consider the Company’s long-term interests, since a portion of their personal investment portfolio consists of our Common Stock.
•	In addition, we do not permit any of our NEOs or directors to enter into any derivative or hedging transactions involving our stock, including short sales, market options, equity swaps and similar instruments, thereby preventing executives from insulating themselves from the effects of poor company stock price performance. Please refer to “—Stock Ownership Requirements; Hedging Policy” below.
•	We have a compensation recoupment (clawback) policy that provides, in the event of a restatement of our financial results due to material noncompliance with financial reporting requirements, for reimbursement of the incremental portion of performance-based compensation, including performance-based cash bonuses and long-term equity-based incentive awards, paid to current or former NEOs within three years of the restatement date, in excess of the compensation that would have been paid had such compensation amount been based on the restated financial results. Please refer to “—Clawback Policy” above.

Consideration of Say-On-Pay Result.    At our 2020 Annual Meeting of Shareholders held on May 26, 2020, our shareholders approved all of our director nominees and proposals, including a non-binding advisory vote to approve the compensation of our NEOs (“say-on-pay”). In the advisory executive compensation vote, over 96% of the votes cast on the proposal voted in favor of our executive compensation. Our general goal is to continue to act consistently with the established practices that were approved by our shareholders. We believe that we have accomplished that goal. At our 2017 Annual Meeting, our shareholders also voted on a non-binding advisory vote on the frequency of advisory votes on executive compensation (“say-on-frequency”) and approved “every year”. The Board intends to hold advisory votes on executive compensation within the time frame approved by the shareholders. When and if our Board determines that it is in the best interest of our Company to hold our say-on-pay vote with a different frequency, we will propose such a change to our shareholders at the next annual meeting of shareholders to be held following the Board’s determination. Presently, under SEC rules, we are not required to hold another say-on-frequency vote again until our 2023 Annual Meeting of Shareholders.

Indemnification of Directors and Executive Officers

Our Bylaws provide certain rights of indemnification to our directors and employees (including our NEOs) in connection with any legal action brought against them by reason of the fact that they are or were a director, officer, employee or agent of our Company, to the full extent permitted by law. Our Bylaws also provide, however, that no such obligation to indemnify exists as to proceedings initiated by an employee or director against us or our directors unless (a) it is a proceeding (or part thereof) initiated to enforce a right to indemnification or (b) was authorized or consented to by our Board.

As discussed below, we have also entered into employment agreements with certain of our NEOs that provide for us to indemnify the executive to the fullest extent permitted by our Restated Certificate of Incorporation, as amended, and our Bylaws. The agreements also provide that we will provide the executive with coverage under our directors’ and officers’ liability insurance policies to the same extent as provided to our other executives.

Stock Ownership Requirements; Hedging Policy

We believe that broad-based stock ownership by our employees (including our NEOs) enhances our ability to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders. Accordingly, the Board has adopted stock ownership guidelines applicable to each of our senior executives, including our NEOs. The policy requires each executive to retain direct ownership of at least 50% of all shares of our Company’s stock received upon exercise of stock options and vesting of awards of restricted stock or restricted stock units until the executive owns shares having an aggregate value (setting aside risk of forfeiture) equal to the following multiples of the executive’s annual base salary:

President and Chief Executive Officer—4x

Executive Vice President—2x

Senior Vice President—1x

The Compensation Committee and our Chief Executive Officer may, in their discretion, grant temporary exemptions from the guidelines to prevent severe hardships to senior executives and may revisit the guidelines generally in light of the recently consummated Restructuring Transactions. As of the date of this Proxy Statement, all of our NEOs were in compliance with the stock ownership requirements. In addition, we do not permit any of our NEOs or directors to enter into any derivative or hedging transactions with respect to our stock, including short sales, market options, equity swaps and similar instruments.

Impact of Regulatory Requirements and Accounting Principles on Compensation

Code Section 162(m) limits the Company’s ability to deduct compensation paid in any given year to our “covered employees” (as defined by Section 162(m), generally, our current and former named executive officers) in excess of $1.0 million. Prior to the enactment of legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), Section 162(m) provided an exception from this deduction limit for certain forms of “performance-based compensation,” which included the gain recognized by covered employees upon the exercise of compensatory stock options and on the vesting of performance share awards. The TCJA repealed the performance-based compensation exemption under Section 162(m), effective for taxable years beginning after December 31, 2017, subject to certain transition relief.  This repeal means that compensation paid to our covered employees in excess of the $1.0 million compensation limitation under Code Section 162(m) will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017, commonly referred to as grandfathered amounts.

In the past, our Compensation Committee generally sought to structure performance-based compensation for our covered employees in a manner that complies with Section 162(m) in order to provide for the deductibility of such compensation to the extent possible. Our Compensation Committee generally will continue to emphasize performance-based compensation, even though it may no longer be deductible. The Compensation Committee has authorized and expects in the future to authorize compensation in excess of $1.0 million to covered employees, which will not be deductible under Section 162(m), when it believes doing so is in the best interests of the Company and our stockholders.

Our Compensation Committee will endeavor to maintain the deductibility of grandfathered amounts going forward, except where it determines in its business judgment that it is in our best interest to provide for compensation that may not be fully deductible. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the guidance issued thereunder, including the uncertain scope of the transition relief for grandfathered amounts, no assurance can be given that compensation intended to satisfy the requirements for exception from the Section 162(m) deduction limit in fact will satisfy the exception.

Likewise, the impact of Section 409A of the Internal Revenue Code is taken into account, and our executive compensation plans and programs are, in general, designed to comply with the requirements of that section so as to avoid possible adverse tax consequences that may result from non-compliance.

For accounting purposes, we apply the guidance in ASC Topic 718 to record compensation expense for our equity-based compensation grants. ASC Topic 718 is used to develop the assumptions necessary and the model appropriate to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.

Executive officers will generally recognize ordinary taxable income from stock option awards when a vested option is exercised. We generally receive a corresponding tax deduction for compensation expense in the year of exercise. The amount included in an NEO’s wages and the amount we may deduct is equal to the Common Stock price when the stock options are exercised less the exercise price, multiplied by the number of shares under the stock options exercised. We do not pay or reimburse any NEO for any taxes due upon exercise of a stock option. We have not historically issued any tax-qualified incentive stock options under Section 422 of the Internal Revenue Code.

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

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to or earned by our NEO’s in 2020, 2019 and 2018 (except for Messrs. Morrison and Lambert, who were not NEO’s until 2020).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Christopher T. Usher	2020	452,308	—	—	—	—	7,831	460,139
President and Chief Executive Officer	2019	457,412	—	962,000	—	—	7,841	1,427,253
	2018	378,560	—	1,023,188	130,427	220,600	7,482	1,760,257

Michael L. Morrison (1)	2020	252,457	—	153,000	—	—	7,574	413,031
Executive Vice President and Chief Financial Officer (after February 1, 2020

Steven A. Bate	2020	149,250	—	—	—	—	235,425	384,675
Executive Vice President and	2019	375,000	—	—	—	281,250	11,250	667,500
Chief Financial Officer (until February 1, 2020	2018	375,000	—	1,092,322	130,427	273,100	9,548	1,880,397

Dale J. Lambert (2)	2020	258,462	—	—	—	—	5,261	263,723
Executive Vice President Operations Optimization

Matthew R. Powers	2020	236,923	—	—	—	—	5,712	242,635
Executive Vice President,	2019	275,000	—	—	—	—	5,712	280,712
General Counsel and Corporate Secretary	2018	275,000	—	365,943	56,027	160,200	5,654	862,824

Kenneth G. Williamson (3)	2020	333,599	—	—	—	—	10,008	343,607
Executive Vice President and	2019	387,213	—	—	—	—	11,616	398,829
Chief Operating Officer, E&P Technology & Services	2018	387,213	—	1,086,632	130,427	211,500	9,590	1,825,362

(1)	Michael L. Morrison assumed the role of Executive Vice President and Chief Financial Officer on February 1, 2020. Steven A. Bate held that role until such date.

(2)	Dale Lambert was Executive Vice President of Operations Optimization in 2020. He remained in that role until February 8, 2021, when he was transferred to the role of Executive Vice President of E&P Technology and Services.

(3)	Kenneth Williamson was Executive Vice President and Chief Operating Officer of E&P Technology & Services until February 8, 2021, when he started a new role as Executive Vice President, Innovation and Strategic Marketing.

Discussion of Summary Compensation Table

Stock Awards Column.   All of the amounts in the “Stock Awards” column reflect the grant-date fair value of awards of restricted stock made during the applicable fiscal year (excluding any impact of assumed forfeiture rates) under our LTIP. While unvested, a holder of restricted stock is entitled to the same voting rights as all other holders of Common Stock. In each case, the awards of shares of restricted stock vest in one-third increments each year, over a three-year period, and all awards made starting in December 2018 (save for one-half of Mr. Usher’s September 2019 award, and one-half of Mr. Morrison’s March 2020 award) contain additional stock-price performance-based restrictions. The grants and awards listed immediately after this paragraph are grants that were made in 2018 and 2019.

•	On March 1, 2018, Mr. Usher received an award of 6,605 shares of restricted stock.

•	On December 1, 2018, Mr. Usher received an award of 89,430 shares of restricted stock.

•	On September 1, 2019, Mr. Usher received an award of 130,000 shares of restricted stock.

•	On March 1, 2018, Mr. Bate received an award of 9,035 shares of restricted stock.

•	On December 1, 2018, Mr. Bate received an award of 89,430 shares of restricted stock.

•	On March 1, 2018, Mr. Williamson received an award of 8,835 shares of restricted stock.

•	On December 1, 2018, Mr. Williamson received an award of 89,430 shares of restricted stock.

•	On March 1, 2018, Mr. Powers received an award of 242 shares of restricted stock.

•	On December 1, 2018, Mr. Powers received an award of 38,443 shares of restricted stock.

Grants and awards made in 2020 are described in the “—2020 Grants of Plan-Based Awards” table below.

Option Awards Column.   All of the amounts shown in the “Option Awards” column reflect stock options granted under our 2013 LTIP and stock appreciation rights granted under our 2018 SAR Plan. In each case, the options vest 1/4 each year over a four-year period and the SARs vest 1/3 per year over a three-year period and also contain a performance-based restriction further described in the footnotes to the next following table. The time-based vesting restrictions are generally contingent on the grantee’s continued employment (with certain exceptions that allow earlier vesting, such as in the event of a change of control in the Company’s ownership or the death, disability or retirement of the grantee). The values contained in the Summary Compensation Table under the Stock Options column are based on the grant date fair value of all option awards (excluding any impact of assumed forfeiture rates). For a discussion of the valuation assumptions for the awards, see Note 10, Shareholders’ Equity and Stock-Based Compensation — Valuation Assumptions, in our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. All of the exercise prices for the options equal or exceed the fair market value per share of ION Common Stock on the date of grant. In addition to the grants and awards in 2020 described in the “2020 Grants of Plan-Based Awards” table below:

•	On December 1, 2018, Mr. Usher was granted 95,435 cash-settled SARs having an exercise price of $8.85 per share.
•	On December 1, 2018, Mr. Bate was granted 95,435 cash settled SARs having an exercise price of $8.85 per share.
•	On December 1, 2018, Mr. Williamson was granted 95,435 cash-settled SARs having an exercise price of $8.85 per share.
•	On December 1, 2018, Mr. Powers was granted 40,995 cash-settled SARs having an exercise price of $8.85 per share

Other Columns.

We do not sponsor for our employees (i) any defined benefit or actuarial pension plans (including supplemental plans), (ii) any non-tax-qualified deferred compensation plans or arrangements or (iii) any nonqualified defined contribution plans.

Our general policy is that our executive officers do not receive any executive “perquisites,” or any other similar personal benefits that are different from what our salaried employees are entitled to receive. We provide the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees, which are not included in the “All Other Compensation” column in the Summary Compensation Table pursuant to SEC rules.

The amounts shown in the “All Other Compensation” column for all employees, except Mr. Bate, solely consist of employer matching contributions to ION’s 401(k) plan. Mr. Bate includes employer matching contributions to ION’s 401(k) plan ($4,656), unused vacation pay ($43,269), and severance payments ($187,500).

2020 GRANT OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number	All Other Option		Grant Date Fair Value
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	of Shares of Stock or Units (#)(2)	Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	of Stock and Option Awards ($)(3)
Christopher T. Usher		—	420,000	840,000				—	—	—	—
Michael L. Morrison	03/05/2020	60,000	144,000	288,000				50,000	—	—	159,000
Steven A. Bate(4)		—	—	—				—	—	—	—
Dale J. Lambert		60,000	180,000	360,000				—	—	—	—
Matthew R. Powers		55,000	132,000	264,000				—	—	—	—
Kenneth G. Williamson		77,443	232,328	464,656				—	—	—	—

(1)	Reflects the estimated threshold, target and maximum award amounts for payouts under our 2020 incentive plan to our NEOs. Under the plan, every participating NEO had the opportunity to earn a maximum of 200% of his target depending on performance of the Company against the designated performance goal, and performance of the executive against personal performance criteria.

(2)	These stock awards were granted to Mr. Morrison in March of 2020 under our LTIP. While unvested, a holder of restricted stock is entitled to the same voting rights as all other holders of Common Stock. The shares vest, if at all, in equal increments upon the first, second and third anniversary of the grant. Each vesting tranche is contingent upon the grantee remaining employed by the Company through each applicable anniversary. In addition, one half of the shares granted to Mr. Morrison require the Company’s volume weighted average stock price to meet or exceed, for twenty consecutive days prior to March 1, 2023, $17.50 for 1/3 of the award to vest; $22.50 for 2/3 of the award to vest; and $27.50 for complete vesting. The performance-based vesting restriction described in the foregoing sentence is in addition to the time-based vesting restriction. Both the time-based vesting restriction and the performance-based vesting restriction are subject to certain exceptions that allow earlier vesting (such as in the event of death, disability, or termination after a change in control of the Company’s ownership). As noted above, as a result of the consummation of the Restructuring Transactions, on April 19, 2021, the performance-based vesting restrictions (but not the time-based vesting restrictions) were removed from Mr. Morrison’s 2020 grants.

(3)	The values contained in the table are based on the grant date fair value of the award computed in accordance with ASC Topic 718 for financial statement reporting purposes, but exclude any impact of assumed forfeiture rates. For a discussion of valuation assumptions, see Note 12, “Shareholders’ Equity and Stock-Based Compensation”, in our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(4)	Mr. Bate ceased serving as CFO, and ceased being an NEO, on February 1, 2020.

EMPLOYMENT AGREEMENTS

In recent years, we have not entered into employment agreements with employees other than our Chief Executive Officer and Chief Financial Officer. We have generally entered into employment agreements with employees only when the employee holds an executive officer position and we believe that an employment agreement is desirable for us to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition for the particular position held by the executive officer, or where we determine that an employment agreement is necessary and appropriate in light of a promotion, or to attract or retain an executive in light of market conditions, the prior experience of the executive or practices at ION with respect to other similarly situated employees.

The following discussion describes the material terms of our existing executive employment agreements with our executive officers:

Christopher T. Usher

In connection with his appointment as our President and Chief Executive Officer on June 1, 2019, Mr. Usher entered into an employment agreement with the Company. The agreement provides for Mr. Usher to serve as our President and Chief Executive Officer through August 31, 2021, with three automatic two-year renewals thereafter.

The agreement provides for Mr. Usher to receive an initial base salary of $525,000 per year and be eligible to receive an annual performance bonus under our incentive compensation plan, with a target incentive plan bonus amount equal to 100% of his base salary. Under our bonus plans, the terms of which are set annually, employees (including the CEO) typically have the potential to earn up to 200% of their target incentive bonus amount.

Under the agreement, and as approved by the Compensation Committee, Mr. Usher will be eligible to receive grants of (i) options to purchase shares of our Common Stock, (ii) shares of our restricted stock and (iii) stock appreciation rights (SARs). Mr. Usher will also be eligible to participate in other equity compensation plans that are established for our key executives, as approved by the Compensation Committee. In the agreement, we also agreed to indemnify Mr. Usher to the fullest extent permitted by our Restated Certificate of Incorporation, as amended, and Bylaws, and to provide him coverage under our directors’ and officers’ liability insurance policies to the same extent as other company executives.

We may at any time terminate our employment agreement with Mr. Usher for “Cause”, with no severance obligations, if Mr. Usher (i) is convicted of a felony; (ii) engages in dishonesty, willful misconduct or gross neglect that results in material injury to the Company; (iii) appropriates, or attempts to appropriate, a material business opportunity of the Company; (iv) steals or embezzles from the Company; or (v) fails, after notice, to follow the reasonable instructions of the Company with respect to his employment. Any other termination by us would trigger severance obligations, as would Mr. Usher’s resignation if we adversely change his title or materially change his responsibilities, authority or status without prior notice and acceptance; substantially fail to comply with our obligations under his agreement; materially reduce his base salary or bonus opportunity without prior notice and acceptance (unless in connection with a broad-based reduction for senior executives of the Company); fail to obtain the assumption of his agreement by any successor or assignee of the Company; require him to relocate more than fifty miles from the Company’s current headquarters location; or refuse, without Cause, to renew his agreement for any of the three additional terms commencing on September 1, 2021, September 1, 2023, or September 1, 2025 (each of the foregoing constituting “good reason” under the agreement for him to resign).

In his agreement, Mr. Usher agrees not to compete against us, assist any competitor, attempt to solicit any of our suppliers or customers, or solicit any of our employees, in any case during his employment and for a period of two years after his employment ends. The employment agreement also contains provisions relating to protection of our confidential information and intellectual property. The agreement does not contain any tax gross-up benefits.

For a discussion of the provisions of Mr. Usher’s employment agreement regarding compensation to Mr. Usher in the event of a change of control affecting our Company or his termination by us without cause or by him for good reason, see “— Potential Payments Upon Termination or Change of Control — Christopher T. Usher” below.

Michael L. Morrison

In connection with his promotion to Chief Financial Officer, the Company entered into an employment agreement with Mr. Morrison effective December 22, 2020. The agreement provides for Mr. Morrison to serve as our Chief Financial Officer through January 31, 2022 (the “Initial Term”); provided, however, that such term shall be automatically extended by successive one-year periods (each, an “Additional Term”), unless employment is terminated by either party at least sixty days in advance of the expiration of the Initial Term or an Additional Term.

The agreement provides for Mr. Morrison to receive an initial base salary of $300,000 per year and be eligible to receive an annual performance bonus under our incentive compensation plan, with a target incentive plan bonus amount equal to 60% of his base salary. Under our bonus plans, the terms of which are set annually, employees typically have the potential to earn up to 200% of their target incentive bonus amount.

Under the agreement, and as approved by the Compensation Committee, Mr. Morrison will be eligible to receive grants of (i) options to purchase shares of our Common Stock, (ii) shares of our restricted stock and (iii) stock appreciation rights (SARs). Mr. Morrison will also be eligible to participate in other equity compensation plans that are established for our key executives, as approved by the Compensation Committee. In the agreement, we also agreed to indemnify Mr. Morrison to the fullest extent permitted by our Restated Certificate of Incorporation, as amended, and Bylaws, and to provide him coverage under our directors’ and officers’ liability insurance policies to the same extent as other company executives.

We may at any time terminate our employment agreement with Mr. Morrison for “Cause”, with no severance obligations, if he (i) is convicted of a felony; (ii) engages in dishonesty, willful misconduct or gross neglect that results in material injury to the Company; (iii) appropriates, or attempts to appropriate, a material business opportunity of the Company; (iv) steals or embezzles from the Company; or (v) fails, after notice, to follow the reasonable instructions of the Company with respect to his employment. Any other termination by us would trigger severance obligations, as would Mr. Morrison’s resignation for “good reason,” which would occur if we adversely change his title or materially change his responsibilities, authority or status without prior notice and acceptance; substantially fail to comply with our obligations under his agreement; materially reduce his base salary or bonus opportunity without prior notice and acceptance (unless in connection with a broad-based reduction for senior executives of the Company); fail to obtain the assumption of his agreement by any successor or assignee of the Company; require him to relocate more than fifty miles from the Company’s current headquarters location; or refuse, without Cause, to renew his agreement for any successive additional term.

In his agreement, Mr. Morrison agrees not to compete against us, assist any competitor, attempt to solicit any of our suppliers or customers, or solicit any of our employees, in any case during his employment and for a period of one year after his employment ends. The employment agreement also contains provisions relating to protection of our confidential information and intellectual property. The agreement does not contain any tax gross-up benefits.

For a discussion of the provisions of Mr. Morrison’s employment agreement regarding compensation to Mr. Morrison in the event of a change of control affecting our Company or his termination by us without cause or by him for good reason, see “— Potential Payments Upon Termination or Change of Control — Michael L. Morrison” below.

Steven A. Bate

Mr. Bate was our Chief Financial Officer until he stepped down from that role effective February 1, 2020.

In connection with his appointment as our Executive Vice President and Chief Financial Officer on November 13, 2014, Mr. Bate entered into an employment agreement with the Company. The agreement provided for Mr. Bate to serve as our Executive Vice President and Chief Financial Officer for an initial term of three years, with automatic one-year renewals thereafter. Any change of control of our Company after November 13, 2015 would have caused the remaining term of Mr. Bate’s employment agreement to adjust automatically to a term of two years, which would have commenced on the effective date of the change of control.

The agreement provided for Mr. Bate to receive an initial base salary of $375,000 per year, and he was eligible to receive an annual performance bonus under our incentive compensation plan, with a target incentive plan bonus amount equal to 50% of his base salary beginning in 2015.

Under the agreement, and as approved by the Compensation Committee, Mr. Bate was eligible to receive grants of (i) options to purchase shares of our Common Stock and (ii) shares of our restricted stock. Mr. Bate was also eligible to participate in other equity compensation plans that are established for our key executives, as approved by the Compensation Committee. In the agreement, we also agreed to indemnify Mr. Bate to the fullest extent permitted by our Restated Certificate of Incorporation, as amended, and Bylaws, and to provide him coverage under our directors’ and officers’ liability insurance policies to the same extent as other company executives.

We could at any time terminate our employment agreement with Mr. Bate for “Cause” if Mr. Bate (i) willfully and continuously failed to substantially perform his obligations, (ii) willfully engaged in conduct materially and demonstrably injurious to our property or business (including fraud, misappropriation of funds or other property, other willful misconduct, gross negligence or conviction of a felony or any crime involving moral turpitude) or (iii) committed a material breach of the agreement. Mr. Bate could terminate his employment agreement for “Good Reason” if we breached any material provision of the agreement, assigned to Mr. Bate any duties materially inconsistent with his position, materially reduce his duties, functions, responsibilities, budgetary or other authority, or took other action that resulted in a diminution in his office, position, duties, functions, responsibilities or authority, or we relocated his workplace by more than 50 miles.

In his agreement, Mr. Bate agreed not to compete against us, assist any competitor, attempt to solicit any of our suppliers or customers, or solicit any of our employees, in any case during his employment and for a period of twelve months after his employment ended. The employment agreement also contained provisions relating to protection of our confidential information and intellectual property.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised stock options (including outstanding stock appreciation rights, or SARs) and shares of restricted stock held by our named executive officers at December 31, 2020:

Option Awards (1)								Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher T. Usher	3,333		—	—		89.40	12/1/22	43,336	105,306	154,430	375,265
	4,000		—	—		57.90	12/1/23
	4,000		—	—		61.05	3/1/24
	2,830		—	—		34.20	3/1/25
	25,000		—	—		3.10	3/1/26
	50,000	(5)	—			3.10	3/1/26
	—		—	95,435	(6)	8.85	12/1/28
Steven A. Bate(7)	—		—	—				—	—	—	—
Michael L. Morrison	1,066		—	—		87.15	12/1/21	25,000	60,750	34,611	84,105
	1,000		—	—		89.40	12/1/22
	666		—	—		95.85	6/1/23
	1,000		—	—		57.90	12/1/23
	1,000		—	—		61.05	3/1/24
	3,014		—	—		3.10	3/1/26
	—		—	10,249	(6)	8.85	12/1/28
Dale J. Lambert	1,173		—	—		87.15	12/1/21	10,000	24,300	19,222	46,709
	1,200		—	—		89.40	12/1/22
	1,333		—	—		57.90	12/1/23
	1,333		—	—		61.05	3/1/24
	5,000		—	—		3.10	3/1/26
	—		—	20,498	(6)	8.85	12/1/28
Matthew R. Powers	333		—	—		71.85	9/1/23	—	—	38,443	93,416
	333		—	—		57.90	12/1/23
	500		—	—		61.05	3/1/24
	5,000		—	—		3.10	3/1/26
	3,334	(5)	—			3.10	3/1/26
	27,000		9,000	—		13.15	12/1/27
	—		—	40,995	(6)	8.85	12/1/28
Kenneth G. Williamson	3,333		—	—		87.15	12/1/21	—	—	89,430	217,315
	3,333		—	—		89.40	12/1/22
	4,000		—	—		57.90	12/1/23
	4,000		—	—		61.05	3/1/24
	7,001		—	—		34.20	3/1/25
	35,000		—	—		3.10	3/1/26
	50,000	(5)	—			3.10	3/1/26
	—		—	95,435	(6)	8.85	12/1/28

(1)	All stock option information in this table relates to nonqualified stock options granted under either our 2004 LTIP or 2013 LTIP. All of the unvested options in this table vest, if at all, 25% each year over a four-year period, generally contingent on continued employment of the grantee (with certain exceptions that allow earlier vesting such as in the event of death, disability, or retirement of the grantee or a change in control of the Company’s ownership).

(2)	Pursuant to SEC rules, the market value of each executive’s shares of unvested restricted stock was calculated by multiplying the number of shares by $2.43 (the closing price per share of our Common Stock on the NYSE on December 31, 2020).

(3)	The amounts shown represent shares of restricted stock granted under our LTIP. While unvested, the holder is entitled to the same voting rights as all other holders of Common Stock. All of the restricted stock awards are subject to the time-based vesting restrictions.

(4)	The amounts shown represent shares of restricted stock granted under our LTIP. While unvested, the holder is entitled to the same voting rights as all other holders of Common Stock. All of the restricted stock awards are subject to the time-based vesting restrictions. The shares of restricted stock awarded will vest in one-third increments each year over a three-year period, conditioned upon the recipient’s continued employment during that time; however, in addition to this time-based vesting restriction, some of the awards will not vest unless certain performance measures are satisfied, as follows:

If the 20-day volume weighted average price (the “VWAP”) per share of the Company’s common stock does not meet or exceed $17.50, none of the shares shall vest; if the VWAP meets or exceeds $17.50 but does not meet or exceed $22.50, 1/3 of the shares shall vest; if the VWAP meets or exceeds $22.50 but does not meet or exceed $27.50, 2/3 of the shares shall vest; and for full vesting, the VWAP must meet or exceed $27.50. The performance measures are in addition to the time-based vesting restriction, and vice versa. As noted above, both the time-based vesting restriction and the performance-based vesting restriction are subject to certain exceptions that allow earlier vesting (such as in the event of death, disability, or termination after a change in control of the Company’s ownership). As a result of the consummation of the Restructuring Transactions, on April 19, 2021, the performance-based vesting restrictions (but not the time-based vesting restrictions) were removed from the unvested restricted stock awards shown in this column. Each NEO, while not required to, waived his right to any removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transactions.

(5)	The amounts shown reflect awards of cash-settled SARs granted on March 1, 2016 under our 2008 Stock Appreciation Rights Plan (“2008 SAR Plan”).

(6)	The amounts shown reflect awards of cash-settled SARs granted on December 1, 2018 under our SAR Plan. The SARs awarded will vest in one-third increments each year over a three-year period, conditioned upon the recipient’s continued employment during that time; however, in addition to this time-based vesting restriction, none of the awards will vest unless certain performance measures are satisfied. The SARS have the same time-based and performance based vesting restrictions as the restricted stock, described above. The maximum value of each SAR is $18.65 per share. As noted above, both the time-based vesting restriction and the performance-based vesting restriction are subject to certain exceptions that allow earlier vesting (such as in the event of death, disability, or termination after a change in control of the Company’s ownership). As a result of the consummation of the Restructuring Transactions, on April 19, 2021, the performance-based vesting restrictions (but not the time-based vesting restrictions) were removed from the unvested SARs shown in this column. Each NEO, while not required to, waived his right to any removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transactions.

(7)	Mr. Bate ceased serving as CFO, and as NEO, effective February 1, 2020. All of his outstanding option and restricted awards expired prior to December 31, 2020.

2020 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information with respect to the vesting of stock held by the named executive officers during the year ended December 31, 2020. (No NEO’s exercised any options.)

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christopher T. Usher(2)	—	—	21,664	41,378
Michael L. Morrison	—	—	—	—
Steven A. Bate(3)	—	—	89,430	238,778
Dale J. Lambert(4)	—	—	10,000	19,000
Matthew R. Powers(5)	—	—	4,000	7,600
Kenneth G. Williamson	—	—	—	—

(1)	The values realized upon vesting of stock awards contained in the table are based on the market value of our Common Stock on the date of vesting.

(2)	The value realized by Mr. Usher on the vesting of his restricted stock awards was calculated by multiplying 21,664 shares by $1.91 (the closing price per share of our Common Stock on September 1, 2020, the vesting date).

(3)	The value received by Mr. Bate on the vesting of his restricted stock awards was calculated by multiplying 89,430 shares by $2.67 (the closing price per share of our Common Stock on July 21, 2020, the vesting date). These restricted stock awards vested in accordance with Mr. Bate’s termination agreement and after Mr. Bate ceased serving as CFO, and ceased being an NEO, which occurred on February 1, 2020.

(4)	The value realized by Mr. Lambert on the vesting of his restricted stock awards was calculated by multiplying 10,000 shares by $1.90 (the closing price per share of our Common Stock on December 1, 2020, the vesting date).

(5)	The value realized by Mr. Powers on the vesting of his restricted stock awards was calculated by multiplying 4,000 shares by $1.90 (the closing price per share of our Common Stock on December 1, 2020, the vesting date).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Under the terms of our equity-based compensation plans and our employment agreements, our Chief Executive Officer and certain of our other named executive officers are entitled to payments and benefits upon the occurrence of specified events including termination of employment (with and without cause) and upon a change in control of our Company. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of December 31, 2020, are described in detail below. In the case of each employment agreement, the terms of these arrangements were established through the course of arms-length negotiations with each executive officer. As part of these negotiations, the Compensation Committee analyzed the terms of the same or similar arrangements for comparable executives employed by companies in our industry group. This approach was used by the committee in setting the amounts payable and the triggering events under the arrangements. At the time of entering into these arrangements, the Compensation Committee considered the aggregate potential obligations of our Company in the context of the desirability of promoting or retaining the individual. However, these contractual severance and post-termination arrangements have not affected the decisions the Compensation Committee has made regarding other compensation elements and the rationale for compensation decisions made in connection with these arrangements.

The following summaries set forth estimated potential payments payable to each of our named executive officers upon termination of employment or a change of control of our Company under their current employment agreements (if applicable) and our stock plans and other compensation programs as if his employment had so terminated for these reasons, or the change of control had so occurred, on December 31, 2020. The Compensation Committee may, in its discretion, agree to revise, amend or add to the benefits if it deems advisable. For purposes of the following summaries, dollar amounts are estimates based on annual base salary as of December 31, 2020, benefits paid to the named executive officer in fiscal 2020 and stock and option holdings of the named executive officer as of December 31, 2020. The summaries assume a price per share of ION Common Stock of $2.43 per share, which was the closing price per share on December 31, 2020, as reported on the NYSE. The actual amounts to be paid to the named executive officers can only be determined at the time of each executive’s separation from the Company.

The amounts of potential future payments and benefits as set forth in the tables below, and the descriptions of the assumptions upon which such future payments and benefits are based and derived, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are estimates of payments and benefits to certain of our executives upon their termination of employment or a change in control, and actual payments and benefits may vary materially from these estimates. Actual amounts can only be determined at the time of such executive’s actual separation from our Company or the time of such change in control event. Factors that could affect these amounts and assumptions include the timing during the year of any such event, the price of our Common Stock, unforeseen future changes in our Company’s benefits and compensation methodology and the age of the executive.

Christopher T. Usher

Termination and Change of Control.    Mr. Usher is entitled to certain benefits under his employment agreement upon the occurrence of any of the following events:

•     we (or a successor or assign of the Company) terminate his employment other than for cause, death or disability;

•     Mr. Usher resigns for “good reason” (as described in “—Employment Agreements—Christopher T. Usher”, above, which includes the failure, by a successor-in-interest to the Company, to assume the terms of his employment agreement).

Upon the occurrence of any of the above events and conditions, Mr. Usher would be entitled to receive the following (less applicable withholding taxes and subject to compliance with non-compete, non-solicit and no-hire obligations):

•	over a two-year period, a cash amount equal to two times his annual base salary in effect for the year of termination;

•	continuation of insurance coverage for Mr. Usher as of the date of his termination for a period of two years at the same cost to him as prior to the termination.

In addition, upon the occurrence of any of the above events or conditions, any time-based vesting restriction which would have been removed, had Mr. Usher remained employed for two years after the last date of his employment, will be lifted (but such awards will remain subject to the applicable performance vesting conditions and shall become fully vested only if, and only to the extent, the applicable performance conditions (such as, for example, the Company’s stock achieving and maintaining a certain price) are satisfied as provided under the applicable granting agreement).

We believe the double-trigger change-of-control benefit referenced above (that is, no benefits are triggered provided a successor assumes, and does not breach, Mr. Usher’s employment agreement) maximizes shareholder value because it motivates Mr. Usher to remain in his position following a change of control to ensure a smoother integration and transition for the new owners. Given his experience with our Company and within the seismic industry as a COO and then our CEO, we believe Mr. Usher’s severance structure is in our best interest because it ensures that for a two-year period after leaving our employment, Mr. Usher will not be in a position to compete against us or otherwise adversely affect our business.

Change of Control Under Equity Compensation Plans.    Mr. Usher and our other named executive officers currently hold outstanding awards under one or more of the following five equity compensation plans: our 2004 LTIP, our 2013 LTIP, our 2018 LTIP, our 2008 SAR Plan and our 2018 SAR Plan. Under these plans, a “change of control” will be deemed to have occurred upon any of the following (which we refer to in this section as a “Plan Change of Control”):

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

(3)	consummation of a reorganization, merger, consolidation or similar business combination involving ION, unless (i) owners of our Common Stock immediately following such transaction together own more than 50% of the total outstanding stock or voting power of the entity resulting from the transaction and (ii) at least a majority of the members of the board of directors of the entity resulting from the transaction were members of our board of directors at the time the agreement for the transaction is signed; or

(4)	the sale of all or substantially all of our assets.

Upon any such “Plan Change of Control,” all of Mr. Usher’s stock options granted to him under the LTIP will become fully exercisable, all unvested restricted stock awards granted to him under the LTIP before September of 2019 will automatically accelerate and become fully vested, and all unvested stock appreciation rights granted to him under the 2018 SAR Plan will become fully exercisable. However, all unvested restricted stock awards granted to him in September of 2019 are subject to a “double trigger” for early vesting on change in control. As a result of the consummation of the Restructuring Transactions, on April 19, 2021, the performance-based vesting restrictions (but not the time-based vesting restrictions) were removed from the unvested restricted stock awards granted to Mr. Usher in September 2019, and the unvested restricted stock awards and SARs that were granted to Mr. Usher in December 2018. Mr. Usher waived his right to any removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transactions.

Death, Disability or Retirement.    Upon his death or disability, all unvested options, restricted stock and stock appreciation rights that Mr. Usher holds would automatically accelerate and become fully vested (except 65,000 of the shares of restricted stock granted to him in September of 2019 will remain subject to the performance vesting conditions, relating to the Company’s stock price, and shall become fully vested only if, and only to the extent, the applicable performance conditions are satisfied as provided under the applicable granting agreement). Upon his retirement, all unvested options and stock appreciation rights that Mr. Usher holds would automatically accelerate and become fully vested. No unvested shares of restricted stock held by Mr. Usher would automatically accelerate and become fully vested upon his retirement.

Termination by Us for Cause or by Mr. Usher Other Than for Good Reason.    Upon any termination by us for cause or any resignation by Mr. Usher for any reason other than for “good reason” (as defined in his employment agreement), Mr. Usher is not entitled to any payment or benefit other than the payment of unpaid salary and possibly accrued and unused vacation pay.

Mr. Usher’s currently-held vested stock options and stock appreciation rights will remain exercisable after his termination of employment, death, disability or retirement for periods of between three months and one year following such event, depending on the event and the terms of the applicable plan and grant agreement. If Mr. Usher is terminated for cause, all of his vested and unvested stock options, unvested restricted stock, and vested and unvested stock appreciation rights will be immediately forfeited. We have not agreed to provide Mr. Usher any additional payments in the event any payment or benefit under his employment agreement is determined to be subject to the excise tax for “excess parachute payments” under U.S. federal income tax rules, or any other “tax gross-ups” under this employment agreement.

Assuming Mr. Usher’s employment was terminated under each of these circumstances or a change of control occurred on December 31, 2020, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($) (1)	Bonus ($)	Insurance Continuation ($)(2)	Tax Gross- Ups ($)	Value of Accelerated Equity Awards ($)(3)
Without Cause or For Good Reason	1,050,000		40,905	—	—
Termination after change in control	1,050,000		40,905	—	217,315
Change of Control (if not terminated), Death or Disability	—	—	—	—	322,621
Retirement	—	—	—	—	—
Voluntary Termination	—	—	—	—	—

(1)	Payable over a two-year period. In addition to the listed amounts, if Mr. Usher resigns or his employment is terminated for any reason, he may be paid for his unused vacation days. Mr. Usher is currently entitled to accrue up to 25 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	The value of insurance continuation contained in the above table is the total cost of COBRA continuation coverage for Mr. Usher, maintaining his same levels of medical, dental and other insurance as in effect on December 31, 2020, less the amount of premiums to be paid by Mr. Usher for such coverage.

(3)	As of December 31, 2020, Mr. Usher held 197,766 unvested shares of restricted stock and 95,435 unvested cash-settled stock appreciation rights. The value of the restricted stock that would accelerate and fully vest in the event of a termination after change in control was calculated by multiplying 89,430 shares by $2.43. The value of the restricted stock that would accelerate and fully vest in the event of a Change in Control, (if not terminated) Death or Disability was calculated by multiplying 132,766 shares by $2.43. Stock appreciation rights having an exercise price greater than $2.43 were calculated as having a zero value. As noted above, Mr. Usher waived his right to any removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transactions.

Michael L. Morrison

Termination and Change of Control.    Mr. Morrison is entitled to certain benefits under his employment agreement upon the occurrence of any of the following events:

•     we (or a successor or assign of the Company) terminate his employment other than for cause, death or disability;

•     Mr. Morrison resigns for “good reason” (as described in “—Employment Agreements—Michael L. Morrison”, above, which includes the failure, by a successor-in-interest to the Company, to assume the terms of his employment agreement).

Upon the occurrence of any of the above events and conditions, Mr. Morrison would be entitled to receive the following (less applicable withholding taxes and subject to compliance with non-compete, non-solicit and no-hire obligations):

•	over a one-year period, a cash amount equal to his annual base salary in effect for the year of termination;

•	continuation of insurance coverage for Mr. Morrison as of the date of his termination for a period of one year at the same cost to him as prior to the termination.

In addition, upon the occurrence of any of the above events or conditions, any time-based vesting restriction which would have been removed, had Mr. Morrison remained employed for one year after the last date of his employment, will be lifted (but such awards will remain subject to the applicable performance vesting conditions and shall become fully vested only if, and only to the extent, the applicable performance conditions (such as, for example, the Company’s stock achieving and maintaining a certain price) are satisfied as provided under the applicable granting agreement).

We believe the double-trigger change-of-control benefit referenced above (that is, no benefits are triggered provided a successor assumes, and does not breach, Mr. Morrison’s employment agreement) maximizes shareholder value because it motivates Mr. Morrison to remain in his position following a change of control to ensure a smoother integration and transition for the new owners. Given his experience with our Company and within the seismic industry, we believe Mr. Morrison’s severance structure is in our best interest because it ensures that for a one-year period after leaving our employment, Mr. Morrison will not be in a position to compete against us or otherwise adversely affect our business.

Change of Control Under Equity Compensation Plans.    Upon a “Plan Change of Control”, (see “—Christopher T. Usher—Change of Control Under Equity Compensation Plans” above), all of Mr. Morrison’s stock options granted to him under the LTIP will become fully exercisable, all unvested restricted stock awards granted to him under the LTIP before March of 2020 will automatically accelerate and become fully vested, and all unvested stock appreciation rights granted to him under the 2018 SAR Plan will become fully exercisable. However, all unvested restricted stock awards granted to him in March of 2020 are subject to a “double trigger” for early vesting on change in control. As a result of the consummation of the Restructuring Transactions, on April 19, 2021, the performance-based vesting restrictions (but not the time-based vesting restrictions) were removed from the unvested restricted stock awards granted to Mr. Morrison in March of 2020, and the unvested restricted stock awards and SARs that were granted to Mr. Morrison in December 2018. Mr. Morrison waived his right to any removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transactions.

Death, Disability or Retirement.    Upon his death or disability, all unvested options, restricted stock and stock appreciation rights that Mr. Morrison holds would automatically accelerate and become fully vested (except 25,000 of the shares of restricted stock granted to him in March of 2020 will remain subject to the performance vesting conditions, relating to the Company’s stock price, and shall become fully vested only if, and only to the extent, the applicable performance conditions are satisfied as provided under the applicable granting agreement). Upon his retirement, all unvested options and stock appreciation rights that Mr. Morrison holds would automatically accelerate and become fully vested. No unvested shares of restricted stock held by Mr. Morrison would automatically accelerate and become fully vested upon his retirement.

Termination by Us for Cause or by Mr. Morrison Other Than for Good Reason.    Upon any termination by us for cause or any resignation by Mr. Morrison for any reason other than for “good reason” (as defined in his employment agreement), Mr. Morrison is not entitled to any payment or benefit other than the payment of unpaid salary and possibly accrued and unused vacation pay.

Mr. Morrison’s currently-held vested stock options and stock appreciation rights will remain exercisable after his termination of employment, death, disability or retirement for periods of between three months and one year following such event, depending on the event and the terms of the applicable plan and grant agreement. If Mr. Morrison is terminated for cause, all of his vested and unvested stock options, unvested restricted stock, and vested and unvested stock appreciation rights will be immediately forfeited. We have not agreed to provide Mr. Morrison any additional payments in the event any payment or benefit under his employment agreement is determined to be subject to the excise tax for “excess parachute payments” under U.S. federal income tax rules, or any other “tax gross-ups” under this employment agreement.

Assuming Mr. Morrison’s employment was terminated under each of these circumstances or a change of control occurred on December 31, 2020, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)(1)	Bonus ($)	Insurance Continuation ($)(2)	Value of Accelerated Equity Awards ($)(3)
Without Cause or For Good Reason	300,000	—	20,498	—
Termination after change in control	300,000	—	20,498	23,355
Change of Control (if not terminated), Death or Disability	—	—	—	84,105
Retirement	—	—	—	—
Voluntary Termination	—	—	—	—

(1)	Payable over a one-year period. In addition to the listed amounts, if Mr. Morrison resigns or his employment is terminated for any reason, he may be paid for his unused vacation days. Mr. Morrison is currently entitled to accrue up to 25 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	The value of insurance continuation contained in the above table is the total cost of COBRA continuation coverage for Mr. Morrison, maintaining his same levels of medical, dental and other insurance as in effect on December 31, 2020, less the amount of premiums to be paid by Mr. Morrison for such coverage.

(3)	As of December 31, 2020, Mr. Morrison held 59,611 unvested shares of restricted stock and 10,249 unvested cash-settled stock appreciation rights. The value of the restricted stock that would accelerate and fully vest in the event of a termination after change in control, was calculated by multiplying 9,611 shares by $2.43. The value of the restricted stock that would accelerate and fully vest in the event of a Change of Control (if not terminated), Death or Disability was calculated by multiplying 34,611 shares by $2.43. Stock appreciation rights having an exercise price greater than $2.43 per share were calculated as having a zero value. As noted above, Mr. Morrison waived his right to any removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transactions.

Dale J. Lambert

Mr. Lambert is not entitled to receive any contractual severance pay if we terminate his employment without cause. Upon a “Plan Change of Control” (see “—Christopher T. Usher—Change of Control Under Equity Compensation Plans” above), all of his unvested stock options granted to him under the 2013 LTIP will become fully exercisable, all restricted stock awards granted to him under the 2018 LTIP will automatically accelerate and become fully vested, and all unvested stock appreciation rights granted to him under the 2018 SAR Plan will become fully exercisable. Upon his death or disability, all unvested options, restricted stock and stock appreciation rights that Mr. Lambert holds would automatically accelerate and become fully vested. Upon his retirement, all unvested options and stock appreciation rights that Mr. Lambert holds would automatically accelerate and become fully vested. No unvested shares of restricted stock held by Mr. Lambert would automatically accelerate and become fully vested upon his retirement.

The vested stock options and stock appreciation rights held by Mr. Lambert will remain exercisable after his termination of employment, death, disability or retirement for periods of between three months and one year following such event, depending on the event and the terms of the applicable stock plan and grant agreement. If Mr. Lambert is terminated for cause, all of his vested and unvested stock options, unvested restricted stock, and vested and unvested stock appreciation rights will be immediately forfeited.

Assuming his employment was terminated under each of these circumstances or a change of control occurred on December 31, 2020, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)
Without Cause	—	—
Change of Control (regardless of termination), Death or Disability	—	71,009
Retirement	—	—
Voluntary Termination	—	—

(1)	If Mr. Lambert resigns or his employment is terminated for any reason, he may be paid for his unused vacation days. Mr. Lambert is currently entitled to accrue up to 25 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	As of December 31, 2020, Mr. Lambert held 29,222 unvested shares of restricted stock, unvested stock options to purchase 1,250 shares of Common Stock and 20,498 unvested cash-settled stock appreciation rights. The value of the restricted stock that would accelerate and fully vest in the event of a Change in Control, death or disability was calculated by multiplying 29,222 shares by $2.43. Stock appreciation rights having an exercise price greater than $2.43 per share were calculated as having a zero value. As a result of the Restructuring Transactions, on April 19, 2021, all of the performance-based vesting restrictions were removed from Mr. Lambert’s unvested restricted stock awards and SARs. Mr. Lambert waived his right to any early removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transaction.

Matthew R. Powers

Mr. Powers is not entitled to receive any contractual severance pay if we terminate his employment without cause. Upon a “Plan Change of Control” (see “—Christopher T. Usher—Change of Control Under Equity Compensation Plans” above), all of his unvested stock options granted to him under the 2013 LTIP will become fully exercisable, all unvested restricted stock awards granted to him under the 2018 LTIP will automatically accelerate and become fully vested, and all unvested stock appreciation rights granted to him under the 2018 SAR Plan will become fully exercisable. Upon his death or disability, all unvested options, restricted stock and stock appreciation rights that Mr. Powers holds would automatically accelerate and become fully vested. Upon his retirement, all unvested options and stock appreciation rights that Mr. Powers holds would automatically accelerate and become fully vested. No shares of unvested restricted stock held by Mr. Powers would automatically accelerate and become fully vested upon his retirement.

The vested stock options and stock appreciation rights held by Mr. Powers will remain exercisable after his termination of employment, death, disability or retirement for periods of between three months and one year following such event, depending on the event and the terms of the applicable stock plan and grant agreement. If Mr. Powers is terminated for cause, all of his vested and unvested stock options, unvested restricted stock, and vested and unvested stock appreciation rights will be immediately forfeited.

Assuming his employment was terminated under each of these circumstances or a change of control occurred on December 31, 2020, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)
Without Cause	—	—
Change of Control (regardless of termination), Death or Disability	—	93,416
Retirement	—	—
Voluntary Termination	—	—

(1)	If Mr. Powers resigns or his employment is terminated for any reason, he may be paid for his unused vacation days. Mr. Powers is currently entitled to accrue up to 25 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	As of December 31, 2020, Mr. Powers held 38,443 unvested shares of restricted stock, unvested stock options to purchase 9,000 shares of Common Stock and 40,995 unvested cash-settled stock appreciation rights. The options having an exercise price greater than $2.43 per share were calculated as having a zero value. The value of the restricted stock that would accelerate and fully vest in the event of a Change in Control, death or disability was calculated by multiplying 38,443 shares by $2.43. Stock appreciation rights having an exercise price greater than $2.43 per share were calculated as having a zero value. As a result of the Restructuring Transactions, on April 19, 2021, all of the performance-based vesting restrictions were removed from Mr. Powers’s unvested restricted stock awards and SARs. Mr. Powers waived his right to any early removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transactions.

Kenneth G. Williamson

Mr. Williamson is not entitled to receive any contractual severance pay if we terminate his employment without cause. Upon a “Plan Change of Control” (see “—Christopher T. Usher—Change of Control Under Equity Compensation Plans” above), all of his unvested stock options granted to him under the 2013 LTIP will become fully exercisable, all unvested restricted stock awards granted to him under the 2018 LTIP will automatically accelerate and become fully vested, and all unvested stock appreciation rights granted to him under the 2018 SAR Plan will become fully exercisable. Upon his death or disability, all unvested options, restricted stock and stock appreciation rights that Mr. Williamson holds would automatically accelerate and become fully vested. Upon his retirement, all unvested options and stock appreciation rights that Mr. Williamson holds would automatically accelerate and become fully vested. No unvested shares of restricted stock held by Mr. Williamson would automatically accelerate and become fully vested upon his retirement.

The vested stock options and stock appreciation rights held by Mr. Williamson will remain exercisable after his termination of employment, death, disability or retirement for periods of between three months and one year following such event, depending on the event and the terms of the applicable stock plan and grant agreement. If Mr. Williamson is terminated for cause, all of his vested and unvested stock options, unvested restricted stock, and vested and unvested stock appreciation rights will be immediately forfeited.

Assuming his employment was terminated under each of these circumstances or a change of control occurred on December 31, 2020, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

Scenario	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)(2)
Without Cause	—	—
Change of Control (regardless of termination), Death or Disability	—	217,314
Retirement	—	—
Voluntary Termination	—	—

(1)	If Mr. Williamson resigns or his employment is terminated for any reason, he may be paid for his unused vacation days. Mr. Williamson is currently entitled to accrue up to 25 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	As of December 31, 2020, Mr. Williamson held 89,430 unvested shares of restricted stock and 95,435 unvested cash-settled stock appreciation rights. The value of the restricted stock that would accelerate and fully vest in the event of a Change in Control, death or disability was calculated by multiplying 89,430 shares by $2.43. Stock appreciation rights having an exercise price greater than $2.43 per share were calculated as having a zero value. As a result of the Restructuring Transactions, on April 19, 2021, all of the performance-based vesting restrictions were removed from Mr. Williamson’s unvested restricted stock awards and SARs. Mr. Williamson waived his right to any early removal of the time-based vesting restrictions that otherwise would have occurred as a result of the consummation of the Restructuring Transaction.

2020 PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

None of our named executive officers participates or has account balances in (i) any qualified or non-qualified defined benefit plans or (ii) any non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Director Compensation

ION employees who are also directors do not receive any fee or remuneration for services as members of our Board. We currently have seven non-employee directors who qualify for compensation as directors. In addition to being reimbursed for all reasonable out-of-pocket expenses that the director incurs attending Board meetings and functions, our outside directors receive an annual retainer fee of $36,800. In addition, our Chairman of the Board receives an annual retainer fee of $20,000, our Chairman of the Audit Committee receives an annual retainer fee of $16,000, our Chairman of the Compensation Committee receives an annual retainer fee of $12,000, our Chairman of the Governance Committee receives an annual retainer fee of $8,000 and our Chairman of the Finance Committee receives an annual retainer fee of $8,000. Our non-employee directors also receive, in cash, $1,600 for each Board meeting attended and $1,600 for each committee meeting attended (unless the committee meeting is held in conjunction with a Board meeting, in which case the fee for committee meeting attendance is $800) and $800 for each Board or committee meeting attended via teleconference.

Each non-employee director also receives an initial grant of 533 vested shares of our Common Stock on the first quarterly grant date after joining the Board and follow-on grants each year of a number of shares of our Common Stock equal in market value to $88,000, up to an annual grant of 2,500 shares per director. If the value of 2,500 shares, on the date of the grant, is less than $88,000, then each non-employee director receives the difference, in cash, in four quarterly payments.

In view of the serious market downturn precipitated primarily by the COVID-19 pandemic, and in conjunction with the reduction in force, pay reductions and furloughs the Company undertook in 2020, the Board elected in April 2020 to reduce cash payments by 20%.

The following table summarizes the compensation earned by our non-employee directors in 2020:

Name (1)	Retainer and Meeting Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)		Total ($)
David H. Barr	73,000	9,125	—	—	58,325	(5)	140,450
James M. Lapeyre, Jr.	85,600	9,125	—	—	58,325	(5)	153,050
Michael McGovern	58,000	9,125	—	—	71,651	(6)	138,776
S. James Nelson, Jr.	80,800	9,125	—	—	58,325	(5)	148,250
John N. Seitz	68,000	9,125	—	—	58,325	(5)	135,450
Tina L. Wininger	56,000	9,125	—	—	72,218	(7)	137,343
HuaSheng Zheng	45,000	9,125	—	—	58,325	(5)	112,450

(1)	Christopher T. Usher, our President and Chief Executive Officer, is not included in this table because he was an employee of ION during 2020, and therefore received no compensation for his services as director. The compensation received by Mr. Usher as an employee of ION during 2020 is shown in the Summary Compensation Table contained in “— Executive Compensation”.

(2)	For the last several years, each non-employee director has been granted an annual award of 2,500 shares of ION Common Stock from our Second Amended and Restated 2013 Long-Term Incentive Plan (“2013 LTIP”) or Third Amended and Restated 2013 Long-Term Incentive Plan (“2018 LTIP”; the 2013 LTIP and the 2018 LTIP, collectively, the “LTIP”). This column shows the fair value of the grants made in 2020 (in each case using the closing price of the Company’s Common Stock on the NYSE on the date of the grant or, where applicable, the first trading date thereafter).

(3)	Received a restricted stock award on March 1, 2020. The value was calculated using the March 2, 2020 closing price on the NYSE of $3.65 per share, the first business day after the grant date.

(4)	As noted in footnote (2), each year, non-employee directors receive an annual grant of 2,500 shares of restricted stock, typically on March 1. In 2015, the Board approved an annual cash “true-up” such that, if the value of the 2,500 shares on the grant date is less than $88,000, each director will receive cash in an amount that, when added to the value of the grant, equals $88,000. The cash true-up is typically paid quarterly on June 1, September 1 and December 1 of the current year, and March 1 of the next following year. In 2020, no true-up was paid on December 1. The column to which this footnote pertains shows the value of the cash true-ups paid to each director in 2020.

(5)	Received a true-up payment of $18,887.50 on March 1, 2020 (in respect of his March 1, 2019 grant, which was valued at $75,550, based on the NYSE closing price, that day, of $13.78 per share), and $19,718.75 on each of June 1 and September 1 (in respect of his March 1, 2020 grant, valued as set forth in the table above).

(6)	Received a true-up payment of $32,213.03 on March 1, 2020 (in respect of his September 1, 2019 grant, which was valued at $64,426.07, based on the NYSE closing price, that day, of $7.40 per share), and $19,718.75 on each of June 1 and September 1 (in respect of his March 1, 2020 grant, valued as set forth in the table above).

(7)	Received a true-up payment of $32,780.79 on March 1, 2020 (in respect of her September 1, 2019 grant, which was valued at $66,933.17, based on the NYSE closing price, that day, of $7.40 per share), and $19,718.75 on each of June 1 and September 1 (in respect of her March 1, 2020 grant, valued as set forth in the table above).

As of December 31, 2020, our non-employee directors held the following unvested and unexercised ION equity awards:

Name	Unvested Stock Awards(#)	Unexercised Option Awards(#)
David H. Barr	2,500	—
James M. Lapeyre, Jr.	2,500	—
Michael Y. McGovern	2,500	—
S. James Nelson, Jr.	2,500	—
John N. Seitz	2,500	—
Tina L. Wininger	2,500	—
HuaSheng Zheng	2,500	—

CEO PAY RATIO DISCLOSURE

As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of Mr. Christopher T. Usher, our President and Chief Executive Officer (our “CEO”). The Company believes that this ratio is a reasonable estimate, calculated as described below.

We identified our median employee for purposes of our pay ratio disclosure for fiscal 2020 by annualizing (where applicable) fiscal 2020 annual base cash compensation for our full-time and furloughed employees (other than the CEO) globally who were employed on December 31, 2020. We chose base cash compensation as our consistently applied compensation measure, which we believe encompasses the principal method of cash compensation we use for our employees and provides a reasonable estimate of annual compensation for our employees.

For 2020, our last completed fiscal year:

• the median of the annual total compensation of all employees of our company (other than our CEO), was $81,362; and

• the annual total compensation of our CEO was $420,000.

Based on this information, for 2020, the ratio of the annual total compensation of our CEO, to the median of the annual total compensation of all employees was 5 to 1.

We selected December 31, 2020 as the date upon which we would identify the “median employee”. As of December 31, 2020, we had 419 employees worldwide. Relying upon the “de minimis exemption” in Item 402(u) of Regulation S-K (and using the total number of employees referenced in the preceding sentence for our de minimis calculation), we excluded 14 employees from five countries (in each case, excluding all employees in the jurisdiction) as follows:

Jurisdiction	No. of Employees
Brazil	2

China	4

Netherlands	1

Russia	4

United Arab Emirates	3

Our employee population, after taking into consideration the de minimis exemption, consisted of 404 individuals. We used annual total compensation as calculated in accordance with Item 402(c)(2)(x) as our compensation measure and calculated it for each of the 404 employees. We applied a British Pound Sterling (“GBP”) to U.S. dollar and Canadian Dollar (“CAD”) to U.S. dollar exchange rates as of December 31, 2020 to the compensation elements paid in the respective currencies.

 COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K and required by Item 402(b) of Regulation S-K with the management of ION. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2020.

David H. Barr, Chairman
James M. Lapeyre, Jr.
Michael Y. McGovern
John N. Seitz

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

EQUITY COMPENSATION PLAN INFORMATION

(as of December 31, 2020)

The following table provides certain information regarding our equity compensation plans under which equity securities are authorized for issuance, categorized by (i) the equity compensation plans previously approved by our shareholders and (ii) the equity compensation plans not previously approved by our shareholders:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
2004 Long-Term Incentive Plan (“2004 LTIP”)	170,263	$77.90	—
2013 Long-Term Incentive Plan (“2013 LTIP”)	363,057	$15.39	885,278
2010 Employee Stock Purchase Plan	—	—	47,241
Subtotal	533,320		932,519
Equity Compensation Plans Not Approved by Stockholders
Subtotal	0		0
Total	533,320		932,519

A description of our Stock Appreciation Rights Plans has not been provided in this sub-section because awards of SARs made under those plans may be settled only in cash.

OWNERSHIP OF EQUITY SECURITIES OF ION

The following table sets forth information as of April 27, 2021, with respect to the number of shares of Common Stock owned by (i) each person known by us to be a beneficial owner of more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our executive officers named in the 2020 Summary Compensation Table included in this Proxy Statement (except Steven A. Bate, who ceased serving as Chief Financial Officer on February 1, 2020) and (iv) all of our directors and executive officers named in the 2020 Summary Compensation Table (save for Mr. Bate) as a group. Except where information was otherwise known by us, we have relied solely upon filings of Schedules 13D and 13G to determine the number of shares of our Common Stock owned by each person known to us to be the beneficial owner of more than 5% of our Common Stock as of such date.

Name of Owner	Common Stock(1)	Rights to Acquire(2)	Restricted Stock(3)	Percent of Common Stock(4)
Gates Capital Management(5)	4,713,354			16.4%
James M. Lapeyre, Jr.(6)	1,634,850		2,500	5.7%
BGP Inc., China National Petroleum Corporation(7)	1,585,969			5.5%
Laitram, L.L.C.(8)	979,816			3.4%
Christopher T. Usher	136,233	39,163	116,480	1.0%
Kenneth G. Williamson	110,714	56,667	29,810	*
David H. Barr	30,433		2,500	*
Michael Y. McGovern	4,793		2,500	*
S. James Nelson, Jr.	21,766		2,500	*
John N. Seitz	23,759		2,500	*
Tina L. Wininger	4,862		2,500	*
Zhang, ShaoHua	373		2,500	*
Dale J. Lambert	24,408	10,039	16,408	*
Michael L. Morrison	15,931	7,746	36,540	*
Matthew R. Powers	31,243	33,166	12,815	*

All directors and executive officers as a group (14 Persons)	2,049,922	157,721	238,244	8.4%

*Less than 1%

(1)	Represents shares for which the named person (a) has sole voting and investment power or (b) has shared voting and investment power. Excluded are shares that (i) are unvested restricted stock holdings or (ii) may be acquired through stock option exercises.
(2)	Represents shares of Common Stock that may be acquired upon the exercise of stock options held by our officers and directors that are currently exercisable or will be exercisable on or before June 27, 2021.
(3)	Represents unvested shares subject to a vesting schedule, forfeiture risk and other restrictions. Although these shares are subject to risk of forfeiture, the holder has the right to vote the unvested shares unless and until they are forfeited.

(4)	Assumes shares subject to outstanding stock options are outstanding, if the person has or could have, prior to June 27, 2021, the right to acquire those shares upon exercise of the option.
(5)	The address for Gates Capital Management is 1177 Sixth Avenue, 46th Floor, New York, New York 10036.
(6)	The shares of Common Stock held by Mr. Lapeyre include 129,402 shares that Mr. Lapeyre holds as a custodian or trustee for the benefit of his children, and 979,816 shares owned by Laitram, L.L.C. (which are set forth in this table under Laitram, L.L.C.), in all of which Mr. Lapeyre disclaims any beneficial interest. Please read this footnote in conjunction with footnote 8 below. Mr. Lapeyre has sole voting power over only 528,132 of these shares of Common Stock.
(7)	The address for BGP Inc., China National Petroleum Corporation is No. 189 Fanyang Middle Road, ZhuoZhou City, HeBei Province 072750 P.R. China.
(8)	The address for Laitram, L.L.C. is 220 Laitram Lane, Harahan, Louisiana 70123. Mr. Lapeyre is the President and Manager of Laitram. Please read note 6 above. Mr. Lapeyre disclaims beneficial ownership of any shares held by Laitram.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions and Relationships

The Board has adopted a policy to be followed prior to any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, between ION and a “Related Party” where the aggregate amount involved is expected to exceed $120,000 in any calendar year. Under the policy, “Related Party” includes (a) any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year); (b) any person or group who is a greater-than-5% beneficial owner of ION voting securities; or (c) any immediate family member of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, and anyone residing in the home of an executive officer, director or nominee for election as a director (other than a tenant or employee). Under the policy, the Audit Committee of the Board is responsible for reviewing the material facts of any Related Party transaction and approving or ratifying the transaction. In making its determination to approve or ratify, the Audit Committee is required to consider such factors as (i) the extent of the Related Party’s interest in the transaction, (ii) if applicable, the availability of other sources of comparable products or services, (iii) whether the terms of the Related Party transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (iv) the benefit to ION and (v) the aggregate value of the Related Party transaction.

Mr. Lapeyre is the President and Manager and a significant equity owner of Laitram, L.L.C. (“Laitram”) and has served as President and Manager of Laitram and its predecessors since 1989. Laitram is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 5.7% of our outstanding Common Stock as of April 30, 2021. Mr. Lapeyre held approximately $2 million (face value) of our Old Notes. In our Exchange Offer, which closed in April 2021, he exchanged his Old Notes for $1,807,000 in New Notes, and for other consideration. Laitram purchased $2,833,000 of New Notes in the Rights Offering that closed on that same date.

We acquired DigiCourse, Inc., our marine positioning products business, from Laitram in 1998. In connection with that acquisition, we entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide us certain bookkeeping, software, manufacturing, and maintenance services. Manufacturing services consist primarily of machining of parts for our marine positioning systems. The term of this agreement expired in September 2001 but we continue to operate under its terms. In addition, from time to time, when we have requested, the legal staff of Laitram has advised us on certain intellectual property matters with regard to our marine positioning systems. During each of 2020 and 2019, the Company paid Laitram and its affiliates $0.7 million, which consisted of manufacturing services and reimbursement of costs in connection with our marine devices business.

In addition, beginning in April of 2019, the Company subleased approximately 47,800 square feet of building space to Laitram. The Company received $0.4 million for both 2020 and 2019 in respect of such sublease. In the opinion of the Company’s management, the terms of these services were fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.

Mr. Zhang ShaoHua is General Manager of BGP, which has been a customer of our products and services for many years. For 2020 and 2019, the Company recorded revenues from BGP of $2.7 million and $2.2 million, respectively. Receivables due from BGP were $0.8 million and $1.5 million at December 31, 2020 and 2019, respectively. From time to time, the Company enters into partnership agreements with BGP related to new data acquisition projects whereby BGP receives a certain percentage of revenue recognized for those projects. As of December 31, 2020 and 2019, the Company owed BGP $3.4 million and $3.1 million, respectively.

The Company recorded revenues from sales to INOVA Geophysical Equipment Limited (a Company/BGP joint venture) of $1.1 million and $0.5 million related to geophones sold by the Company in 2020 and 2019.

In March 2010, prior to Mr. Zhang ShaoHua being appointed to the Board, we entered into certain transactions with BGP that resulted in the commercial relationships between our Company and BGP as described below:

•	We issued and sold approximately 1,585,969 shares of our Common Stock to BGP for an effective purchase price of $42.00 per share pursuant to (i) a Stock Purchase Agreement we entered into with BGP and (ii) the conversion of the principal balance of indebtedness outstanding under a Convertible Promissory Note dated as of October 23, 2009. As of April 30, 2021, BGP held beneficial ownership of approximately 5.5% of our outstanding shares of Common Stock. The shares of our Common Stock acquired by BGP are subject to the terms and conditions of an Investor Rights Agreement that we entered into with BGP in connection with its purchase of our shares, dated March 25, 2010, and amended effective February 22, 2021 (as amended, the “Investor Rights Agreement”). Under the Investor Rights Agreement, for so long as BGP owns as least 5% of our outstanding shares of Common Stock, BGP will have the right to nominate one director to serve on our Board. The appointment of Mr. Zhang ShaoHua to our Board was made pursuant to this agreement. The Investor Rights Agreement also provides that whenever we may issue shares of our Common Stock or other securities convertible into, exercisable or exchangeable for our Common Stock, BGP will have certain pre-emptive rights to subscribe for a number of such shares or other securities as may be necessary to retain its proportionate ownership of our Common Stock that would exist before such issuance. These pre-emptive rights are subject to usual and customary exceptions, such as issuances of securities as equity compensation to our directors, employees and consultants and under employee stock purchase plans.

•	We formed a joint venture with BGP, owned 49% by us and 51% by BGP, to design, develop, manufacture and sell land-based seismic data acquisition equipment for the petroleum industry. The name of the joint venture company is INOVA Geophysical Equipment Limited. Under the terms of the joint venture transaction, INOVA Geophysical was initially formed as a wholly-owned direct subsidiary of ION, and BGP acquired its interest in the joint venture by paying us aggregate consideration of (i) $108.5 million in cash and (ii) contributing certain assets owned by BGP relating to the business of the joint venture.

As noted above, the holders of our New Notes are entitled to appoint two additional directors to our Board. As of the date of this filing they have not been appointed.

Item 14. Principal Accounting Fees and Services

PRINCIPAL AUDITOR FEES AND SERVICES

In connection with the audit of the 2020 financial statements, we entered into an engagement agreement with Grant Thornton that sets forth the terms by which Grant Thornton would perform audit services for our Company. The following table shows the fees billed to us or accrued by us for the audit and other services provided by Grant Thornton for 2020 and 2019:

Fees	2020	2019
Audit Fees(a)	$1,284,187	$1,246,280
All Other Fees	—	—

Total	$1,284,187	$1,246,280

(a)	Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, the audit of the effectiveness of internal control over financial reporting, audits of subsidiaries, statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

Our Audit Committee Charter provides that all audit services and non-audit services must be approved by the Audit Committee or a member of the Audit Committee. The Audit Committee has delegated to the Chairman of the committee the authority to pre-approve audit, audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees, so long as (i) the estimate of such fees does not exceed $50,000, (ii) the Chairman reports any decisions to pre-approve those services and fees to the full Audit Committee at a future meeting and (iii) the term of any specific pre-approval given by the Chairman does not exceed 12 months from the date of pre-approval.

All non-audit services were reviewed with the Audit Committee or the Chairman, which concluded that the provision of such services by Grant Thornton, was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the Original Form 10-K.

(b)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

Exhibit No.	Description
31.3*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Schema Document.
101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

Date: April 30, 2021

/s/ Matthew Powers
Name: Matthew Powers
Title: Executive Vice President, General Counsel, and Secretary