Form 10-Q
period 2021-03-31
ION GEOPHYSICAL CORP
filed 2021-05-06
CIK 866609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

At May 3, 2021, there were 28,811,207 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,228	$37,486
Accounts receivable, net	8,457	8,045
Unbilled receivables	4,085	11,262
Inventories, net	11,031	11,267
Prepaid expenses and other current assets	7,387	7,116
Total current assets	65,188	75,176
Deferred income tax asset, net	7,743	—
Property, plant and equipment, net	9,063	9,511
Multi-client data library, net	50,300	50,914
Goodwill	19,773	19,565
Right-of-use assets	33,330	35,501
Other assets	4,250	2,926
Total assets	$189,647	$193,593
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,233	$143,731
Accounts payable	28,242	33,418
Accrued expenses	17,737	16,363
Accrued multi-client data library royalties	20,677	21,359
Deferred revenue	4,454	3,648
Current maturities of operating lease liabilities	8,408	7,570
Total current liabilities	108,751	226,089
Long-term debt, net of current maturities	112,737	—
Operating lease liabilities, net of current maturities	36,318	38,372
Other long-term liabilities	212	222
Total liabilities	258,018	264,683
Deficit:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 17,344,187 and 14,333,101 shares at March 31, 2021 and December 31, 2020, respectively.	173	143
Additional paid-in capital	968,633	958,584
Accumulated deficit	(1,018,679)	(1,011,516)
Accumulated other comprehensive loss	(19,575)	(19,913)
Total stockholders’ deficit	(69,448)	(72,702)
Noncontrolling interests	1,077	1,612
Total deficit	(68,371)	(71,090)
Total liabilities and stockholders' deficit	$189,647	$193,593

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Service revenues	$7,464	$47,485
Product revenues	6,572	8,929
Total net revenues	14,036	56,414
Cost of services	9,270	22,275
Cost of products	3,907	4,628
Impairment of multi-client data library	—	1,167
Gross profit	859	28,344
Operating expenses:
Research, development and engineering	2,947	4,008
Marketing and sales	2,759	4,858
General, administrative and other operating expenses	5,387	9,002
Impairment of goodwill	—	4,150
Total operating expenses	11,093	22,018
Income (loss) from operations	(10,234)	6,326
Interest expense, net	(3,262)	(3,221)
Other income (expense), net	(607)	429
Income (loss) before income taxes	(14,103)	3,534
Income tax expense (benefit), net	(6,849)	5,874
Net loss	(7,254)	(2,340)
Less: Net loss attributable to noncontrolling interests	91	77
Net loss attributable to ION	$(7,163)	$(2,263)
Net loss per share:
Basic and Diluted	$(0.46)	$(0.16)
Weighted average number of common shares outstanding:
Basic and Diluted	15,718	14,230

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net loss	$(7,254)	$(2,340)
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	338	(1,781)
Comprehensive net loss	(6,916)	(4,121)
Comprehensive loss attributable to noncontrolling interests	228	77
Comprehensive net loss attributable to ION	$(6,688)	$(4,044)

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,254)	$(2,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	959	840
Amortization of multi-client data library	3,285	8,020
Impairment of multi-client data library	—	1,167
Impairment of goodwill	—	4,150
Stock-based compensation expense	286	617
Provision for expected credit losses	396	—
Deferred income taxes	(7,743)	421
Change in operating assets and liabilities:
Accounts receivable	(798)	(21,868)
Unbilled receivables	7,177	2,666
Inventories	217	(772)
Accounts payable, accrued expenses and accrued royalties	(2,598)	1,688
Deferred revenue	823	355
Other assets and liabilities	973	(1,910)
Net cash used in operating activities	(4,277)	(6,966)
Cash flows from investing activities:
Investment in multi-client data library	(5,211)	(9,668)
Purchase of property, plant and equipment	(576)	(496)
Net cash used in investing activities	(5,787)	(10,164)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	27,000
Repayments under revolving line of credit	(1,250)	—
Payments on notes payable and long-term debt	(752)	(760)
Costs associated with debt issuance	(806)	—
Net proceeds from issuance of stocks	9,802	—
Other financing activities	(316)	(10)
Net cash provided by financing activities	6,678	26,230
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	128	470
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,258)	9,570
Cash, cash equivalents and restricted cash at beginning of period	39,813	33,118
Cash, cash equivalents and restricted cash at end of period	$36,555	$42,688

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Three Months Ended March 31, 2021
	Common Stock		Additional	Accumulated	Accumulated Other	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Loss	Interests	Deficit
Balance at January 1, 2021	14,333,101	$143	$958,584	$(1,011,516)	$(19,913)	$1,612	$(71,090)
Net loss	—	—	—	(7,163)	—	(91)	(7,254)
Translation adjustment	—	—	—	—	338	(137)	201
Dividend payment to noncontrolling interest	—	—	—	—	—	(307)	(307)
Stock-based compensation expense	—	—	286	—	—	—	286
Vesting of restricted stock units/awards	24,365	1	(1)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(3,280)	(1)	(8)	—	—	—	(9)
Public equity offering	2,990,001	30	9,772	—	—	—	9,802
Balance at March 31, 2021	17,344,187	$173	$968,633	$(1,018,679)	$(19,575)	$1,077	$(68,371)

	Three Months Ended March 31, 2020
	Common Stock		Additional	Accumulated	Accumulated Other	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Loss	Interests	Deficit
Balance at January 1, 2020	14,224,787	$142	$956,647	$(974,291)	$(19,318)	$2,188	$(34,632)
Net loss	—	—	—	(2,263)	—	(77)	(2,340)
Translation adjustment	—	—	—	—	(1,781)	(457)	(2,238)
Stock-based compensation expense	—	—	617	—	—	—	617
Vesting of restricted stock units/awards	16,089	—	—	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(750)	—	(10)	—	—	—	(10)
Balance at March 31, 2020	14,240,126	$142	$957,254	$(976,554)	$(21,099)	$1,654	$(38,603)

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2020, has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2021, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders' deficit for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, are unaudited. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim period have been included. Interim results are not necessarily indicative of the operating results for a full year or of future operations. Intercompany transactions and balances have been eliminated.

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

Certain reclassifications were made to previously reported amounts in the condensed consolidated financial statements and notes thereto; particularly, the presentation of revenue by geographic area to make previously reported amounts consistent with current period presentation.

These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Going Concern and Old Notes Restructuring

On April 20, 2021, the Company completed the Restructuring Transactions (as further discussed below) that extended the maturity of the notes by four years to December 2025 and provided additional liquidity to help meet its anticipated cash needs. As a result of the Restructuring Transactions, $113.5 million in aggregate principal amount outstanding of the Company's 9.125% Senior Secured Second Priority Notes due 2021 (the "Old Notes") has been reclassified from short-term debt to long-term debt in the Condensed Consolidated Balance Sheets. While the Company may continue to explore additional funding through private or public equity transactions, debt financing or other capital sources to meet its ongoing cash needs, management believes the completion of its Restructuring Transactions removes the substantial doubt raised in December 31, 2020 about the Company’s ability to continue as a going concern as of March 31, 2021.

On April 20, 2021, the Company successfully completed its previously announced offer to exchange (the “Exchange Offer”) the Old Notes for newly issued 8.00% Senior Secured Second Priority Notes due 2025 (the “New Notes”) and other consideration in the form of cash and ION common stock, as described in the Company's Prospectus dated March 10, 2021 and its previously announced rights offering (the "Rights Offering") to its holders of the Company's common stock, par value $0.01 per share (the "Common Stock") to purchase for (i) $2.78 principal amount of the New Notes per right, at a purchase price of 100% of the principal amount thereof or (ii) 1.08 shares of common stock per right, at a purchase price of $2.57 per whole share of common stock. The Exchange Offer and the Rights Offering are sometimes referred to herein as the Restructuring Transactions.

In the Exchange Offer, approximately $113.5 million, or approximately 94.1%, of the $120.6 million outstanding Old Notes were accepted and exchanged for (1) $84.7 million aggregate principal amount of its New Notes, (ii) 6.1 million shares of Common Stock, including 1.5 million shares issued as the early participation payment and 4.6 million shares issued as stock consideration in lieu of the New Notes and (iii) $20.7 million paid in cash, including $3.6 million of accrued and unpaid interest that became due on the Old Notes as part of the exchange. The Company has accepted for exchange all such Old Notes validly tendered and not validly withdrawn in the Exchange Offer as of the expiration time on April 12, 2021.  Pursuant to the Exchange Offer, the Company will make an offer to participants to repurchase New Notes at par for up to 50% of the proceeds raised in excess of $35.0 million from the Rights Offering valued at $3.4 million.

In the concurrent Rights Offering, an aggregate amount of $41.8 million of rights (including over-subscription) was validly exercised by the holders of the Company's Common Stock, apportioned as $30.1 million in New Notes and $11.8 million in Common Stock allocated in 4.6 million shares. All over-subscription rights were exercised without proration as the $50.0 million limit on proceeds was not exceeded. Backstop parties were paid 5% backstop fees, in kind, resulting in the issuance of an additional $1.5 aggregate principal amount of New Notes and 0.2 million shares of Common Stock.

In total, $116.2 million in aggregate principal amount of New Notes and 10.9 million shares of Common Stock were issued. The Company received approximately $14 million in net proceeds from the transactions after deducting noteholder obligations, estimated transaction fees and accrued and unpaid interest paid on the Old Notes. After the Restructuring Transactions, $7.1 million of Old Notes remain outstanding and a total of 28.8 million shares of Common Stock are outstanding as of April 20, 2021.

The amendment to the Old Notes Indenture (as defined in Footnote 4, "Long-term Debt") is effective as of April 20, 2021. The Old Notes have been modified to, among other things, provide for the release of the second priority security interest in the collateral securing the Old Notes, and deletes in their entirety substantially all of the restrictive covenants and certain events of default pertaining to the Old Notes. For further details, refer to Footnote 4 "Long-term Debt - Old Notes."

COVID-19 Business Impact and Response

The COVID- 19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe. During 2020, the exploration and production (“E&P”) industry faced the dual impact of demand deterioration from COVID- 19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly for most of 2020. Brent crude prices, which are most relevant to ION’s internationally focused business, have rebounded to pre-pandemic levels, increasing to approximately $66 per barrel during April 2021. This reflects the continued expectation of rising oil demand as both the global economic activity and COVID- 19 vaccination rates increase, combined with ongoing crude oil production limits from members of  OPEC and partner countries.

The level and consistency of crude prices play an integral role in the trajectory of customers' offshore capital spending programs. While commodity prices can be volatile, the sharp decline throughout 2020 triggered E&P companies to reduce budgets by approximately 25%. Exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. Consequently, there has been a material slowdown in offshore seismic spending since the second quarter of 2020.

While management expects the E&P market to remain challenging in the near-term, there have been a number of positive developments that point to improving market conditions. Analyst projections and client activity continue to suggest increasing E&P spend and demand for seismic data in the second half of the year.  Spurred by increasing global demand and on-going production limits, Brent crude oil pricing, which is most relevant to ION’s internationally-focused business, has rebounded to pre-pandemic levels. In addition, there has been positive momentum across a number of leading indicators for ION's business, such as license rounds, tender activity, services engagements and backlog. Therefore, the Company remains cautiously optimistic market conditions will improve through the second half of 2021. The market backdrop serves as a catalyst to drive necessary cost restructuring and digital transformation of the E&P industry.

In January 2021, the Biden Administration ordered an indefinite moratorium on new U.S. oil and gas leasing and drilling permits on federal lands onshore and offshore waters. Management believes this will have a negligible impact on its business given the Company's diversified global footprint and international offshore focus. Should the moratorium result in longer-term change, this could drive large scale E&P company portfolio investment more towards international offshore, which would be well aligned with the Company's offerings.

The Company expects continued portfolio rationalization and high grading as E&P companies seek to find the best return on investment opportunities to meet oil and gas demand in the next decade. Near-term, due to the impact of the COVID- 19 pandemic, project high grading will likely be more acute due to budget reductions. Over the last several years, the Company had strategically shifted its portfolio closer to the reservoir, where revenue tends to be higher and more consistent. New Venture data acquisition offshore and Software and related personnel-based offshore services are expected to continue to be most impacted by COVID- 19 travel restrictions. While offshore operations have been temporarily impacted by travel restrictions, the Company believes the demand for digitalization technologies will remain strong. In some cases, ION technology is expected to be more relevant and valuable in the current environment, such as offerings that facilitate remote working.

ION continues to work closely with its clients to understand their budgets and spending priorities and to scale its business appropriately. The Company partially mitigated the impact of the current macroeconomic environment by fully benefiting from the  structural changes and associated cost reductions totaling approximately $40 million through salary cuts, reduced capital expenditures, renegotiation of our current leases and application for various government assistance programs, among others. The management plan reflects the Company’s continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment. In the event the Company’s customers experience more extensive capital constraint and budget reductions, further reducing demand for ION's services and products, resulting in deterioration of its revenues below its current forecasted levels, management may be required to update its plan by implementing further cost reductions and delaying capital investments. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further details.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Footnote 1 “Summary of Significant Accounting Policies” of the Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Areas involving significant estimates include, but are not limited to, collectability of accounts and unbilled receivables, inventory valuation reserves, sales forecasts related to multi-client data library, impairment of property, plant and equipment and goodwill and deferred taxes. Actual results could materially differ from those estimates.

(2)	Segment Information

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

A summary of segment information follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues:
E&P Technology & Services:
New Venture	$1,087	$1,441
Data Library	2,484	40,131
Total multi-client revenues	3,571	41,572
Imaging and Reservoir Services	3,665	4,942
Total	$7,236	$46,514
Operations Optimization:
Optimization Software & Services	$2,844	$4,427
Devices	3,956	5,473
Total	$6,800	$9,900
Total net revenues	$14,036	$56,414
Gross profit (loss):
E&P Technology & Services	$(1,607)	$23,730	(a)
Operations Optimization	2,466	4,614
Total gross profit	$859	$28,344
Gross margin:
E&P Technology & Services	(22)%	51%
Operations Optimization	36%	47%
Total	6%	50%
Income (loss) from operations:
E&P Technology & Services	$(4,853)	$17,952	(a)
Operations Optimization	(820)	(3,259)	(b)
Support and other	(4,561)	(8,367)
Income (loss) from operations	(10,234)	6,326
Interest expense, net	(3,262)	(3,221)
Other income (expense), net	(607)	429
Income (loss) before income taxes	$(14,103)	$3,534

(a)	Includes impairment of multi-client data library of $1.2 million for the three months ended March 31, 2020.
(b)	Includes impairment of goodwill of $4.2 million for the three months ended March 31, 2020.

Intersegment sales are insignificant for all periods presented.

(3)	Revenue from Contracts with Customers

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

Revenue by Geographic Area

The following table is a summary of net revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2021	2020
Europe	$4,366	$7,472
Latin America	3,503	20,062
Asia Pacific	2,201	7,763
Africa	1,772	12,240
North America	1,208	3,888
Middle East	727	954
Other	259	4,035
Total	$14,036	$56,414

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

See Footnote 2“Segment Information” for total net revenue by segment for the three months ended March 31, 2021 and 2020.

Unbilled Receivables

Unbilled receivables balances relate to revenues recognized on multi-client surveys, imaging and reservoir services and devices equipment repairs on a proportionate basis, and on licensing of multi-client data for which invoices have not yet been presented to the customer. The following table is a summary of unbilled receivables (in thousands):

	March 31,	December 31,
	2021	2020
New Venture	$1,212	$9,158
Imaging and Reservoir Services	1,287	680
Devices	1,586	1,424
Total	$4,085	$11,262

The changes in unbilled receivables are as follows (in thousands):

Unbilled receivables at December 31, 2020	$11,262
Recognition of unbilled receivables (a)	13,612
Revenues billed to customers (a)	(20,789)
Unbilled receivables at March 31, 2021	$4,085

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

Deferred Revenue

Billing practices are governed by the terms of each contract based upon achievement of milestones or pre-agreed schedules. Billing does not necessarily correlate with revenue recognized on a proportionate basis as work is performed and control is transferred to the customer. Deferred revenue represents cash received in excess of revenue not yet recognized as of the reporting period but that will be recognized in future periods. The following table is a summary of deferred revenues (in thousands):

	March 31,	December 31,
	2021	2020
New Venture	$2,158	$2,169
Imaging and Reservoir Services	672	665
Devices	622	48
Optimization Software & Services	1,002	766
Total	$4,454	$3,648

The changes in deferred revenues were as follows (in thousands):

Deferred revenue at December 31, 2020	$3,648
Cash collected in excess of revenue recognized	1,230
Recognition of deferred revenue	(424)
Deferred revenue at March 31, 2021	$4,454

The Company expects to recognize a majority of deferred revenue within the next twelve months.

Credit Risks

For each of the three months ended March 31, 2021 and 2020, the Company had two customers with sales that each exceeded 10% of the Company’s consolidated net revenues. Revenues related to each of these customers are included within the E&P Technology & Services segment.

At  March 31, 2021, the Company had one customer with balances that accounted for 12% of the Company’s total combined accounts receivable and unbilled receivable balances. At March 31, 2020, the Company had one customer with a balance that accounted for 51% of the Company’s total combined accounts receivable and unbilled receivable balances.

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

Concentration of Foreign Sales Risk

The majority of the Company’s foreign sales are denominated in U.S. dollars. For the three months ended March 31, 2021 and 2020, international sales comprised 91% and 97%, respectively, of total net revenues. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in many regions of the world, as well as the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition would be adversely affected.

(4)	Long-term Debt

The following table is a summary of long-term debt (in thousands):

	March 31,	December 31,
	2021	2020
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Revolving credit facility (maturing August 16, 2023)	21,250	22,500
Equipment finance leases (see Footnote 11)	435	734
Other debt	451	905
Costs associated with issuances of debt	(735)	(977)
Total	141,970	143,731
Current maturities of long-term debt	(29,233)	(143,731)
Long-term debt, net of current maturities	$112,737	$—

Old Notes

At  March 31, 2021, ION Geophysical Corporation’s $120.6 million of Old Notes, prior to the Restructuring Transactions completed in April 2021 as discussed in further details of Footnote 1 "Summary of Significant Accounting Policies – Going Concern and Old Notes Restructuring and discussed below, were senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary (each as defined above and herein below, with the reference to the Old Notes, the “Guarantors”). As a result of the Restructuring Transactions, $113.5 million in aggregate principal amount outstanding of Old Notes has been reclassified from short-term debt to long-term debt in the Condensed Consolidated Balance Sheets. Also, $7.1 million of Old Notes remain outstanding and are due along with unpaid interest on December 15, 2021.

The April 2016 indenture governing the Old Notes (the "Old Notes Indenture") contained certain covenants that, among other things, limited or prohibited ION Geophysical Corporation’s and of its restricted subsidiaries from taking certain actions or permitting certain conditions to exist during the term of the Old Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of ION Geophysical Corporation’s capital stock, redeeming ION Geophysical Corporation’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Old Notes Indenture are subject to certain exceptions and qualifications. All of ION Geophysical Corporation’s subsidiaries are currently restricted subsidiaries.

At March 31, 2021, the Company was in compliance with all of the covenants under the Old Notes.

On April 20, 2021, the Company, the Guarantors, Wilmington Savings Fund Society, FSB, as trustee, and collateral agent, entered into a supplemental indenture (the “Supplemental Indenture”) to the Old Notes Indenture, dated as of April 28, 2016, among the Company, the Guarantors, Wilmington Savings Fund Society, FSB (as successor to Wilmington Trust, National Association), as trustee, and U.S. Bank National Association, as collateral agent, governing the Old Notes Indenture. The Supplemental Indenture, among other things, provides for the release of the second priority security interest in the collateral securing the Old Notes, and deletes in their entirety substantially all of the restrictive covenants and certain events of default pertaining to the Old Notes. The Old Notes Indenture, as modified by the Supplemental Indenture, is materially less restrictive and affords significantly reduced protection to holders of such securities as compared to the restrictive covenants, events of default and other provisions previously contained in the Old Notes Indenture.

New Notes

The New Notes are governed by the Indenture (the "New Notes Indenture") dated as of April 20, 2021, among the Company, certain of the Company’s subsidiaries, as guarantors (as defined under Old Notes above), and UMB Bank, National Association, as trustee and collateral agent (the “New Notes Trustee”). The New Notes are senior secured second-priority debt obligations of the Company and will mature on December 15, 2025. The New Notes will bear interest at a rate of 8.00% per annum. Interest on the New Notes will be payable on each June 15 and December 15, commencing on June 15, 2021. The New Notes will initially be guaranteed by each of ION’s material domestic subsidiaries and one subsidiary organized under the laws of Mexico (provided that certain matters with respect to such Mexico subsidiary will be finalized within 60 days of settlement) (“Guarantors”). For further details, refer to Footnote 1 "Summary of Significant Accounting Policy - Going Concern and Old Notes Restructuring."

The New Notes will be senior obligations of ION; will be secured on a second-priority basis, equally and ratably with all obligations of ION under any future Parity Lien Debt (as defined in the New Notes Indenture), by Liens on all of the assets of ION other than the Excluded Assets, subject to the Liens securing ION’s obligations under the Credit Agreement and any other Priority Lien Debt and other Permitted Prior Liens (as defined in the New Notes Indenture); will be effectively junior to any Permitted Prior Liens, to the extent of the value of the assets of ION subject to those Permitted Prior Liens; will be senior in right of payment to any future subordinated Indebtedness of ION, if any; will be unconditionally guaranteed by the Guarantors; and will be structurally subordinated to all existing and future Indebtedness (as defined in the New Notes Indenture), claims of holders of preferred stock and other liabilities of subsidiaries of ION that do not guarantee the New Notes.

Each guarantee of the New Notes will be senior obligations of each Guarantor; will be secured on a second-priority basis, equally and ratably with all obligations of that Guarantor under any other future Parity Lien Debt, by Liens on all of the assets of that Guarantor other than the Excluded Assets, subject to the Liens securing that Guarantor’s guarantee of the Credit Agreement obligations and any other Priority Lien Debt and other Permitted Prior Liens; will be effectively junior, to the extent of the value of the Collateral (as defined in the New Notes Indenture), to that Guarantor’s guarantee of the Credit Agreement and any other Priority Lien Debt, which will be secured on a first-priority basis by the same assets of that Guarantor that secure the New Notes; will be effectively junior to any Permitted Prior Liens, to the extent of the value of the assets of that Guarantor subject to those Permitted Prior Liens; and will be senior in right of payment to any future subordinated Indebtedness of that Guarantor, if any.

The New Notes Indenture contains covenants that, among other things, limit our ability, and the ability of our restricted subsidiaries, to incur additional debt or issue certain preferred stock; make certain investments or pay dividends or distributions on our capital stock, purchase or redeem or retire capital stock, or make other restricted payments; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens; create unrestricted subsidiaries; enter into transactions with affiliates; and merge or consolidate with another company. These covenants are subject to a number of important limitations and exceptions that are described in the New Notes Indenture.

Holders of New Notes may convert all or any portion of their New Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date.  The conversion rate will initially be 333 shares of Common Stock per $1,000 principal amount of New Notes (equivalent to an initial conversion price of approximately $3.00 per share of Common Stock) and is subject to adjustment as described in the New Notes Indenture. Upon conversion of a New Note, ION will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its Common Stock or a combination of cash and Common Stock, at ION’s election. If ION satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its Common Stock, the amount of cash and shares of Common Stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 30 trading day observation period. The total number of shares of Common Stock that may be issued upon conversion of the New Notes is 38.7 million shares, which excludes an additional 6.5 million shares that may be issued upon a conversion upon a make-whole change of control.

On or after the day that is the eighteen (18) month anniversary of the issue date of the New Notes (the “Issue Date”), ION may require the conversion of all or part of the New Notes, at its option, if Common Stock, as determined by ION, has a 20-day volume weighted average price of at least 175% of the conversion price then in effect ending on, and including, the trading day immediately preceding the date on which ION provides notice of conversion (an “Optional Conversion”). If ION undergoes an Optional Conversion prior to the third anniversary of the Issue Date, holders of New Notes will be entitled to a “make-whole” premium payment in cash equal to the applicable premium amount.

The New Notes will be redeemable, in whole or in part, at our option at any time prior to December 15, 2023, at a cash redemption price equal to 100.0% of the principal amount of New Notes to be redeemed plus a make-whole premium and accrued and unpaid interest.  The New Notes will also be redeemable, in whole or in part, at our option at any time on or after December 15, 2023, at a cash redemption price equal to 100.0% of the principal amount of New Notes to be redeemed plus accrued and unpaid interest.

If a Change of Control (as described in the New Notes Indenture) occurs, holders of the New Notes may require the Company to repurchase their New Notes at a cash repurchase price equal to 101% of the principal amount of the New Notes to be repurchased, plus accrued and unpaid interest.

Upon certain asset sales, the Company  may be required to use the net proceeds therefrom to purchase New Notes at an offer price in cash equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest.

The Company issued one (1) shares of Series A Preferred Stock (the “Series A Preferred Stock”) to the New Notes Trustee to (i) provide certain rights and protections to holders of the New Notes and (ii) allow, under certain circumstances, the holders of New Notes to vote on an “as-converted” basis. The New Notes Trustee shall take direction from holders of 50.1% of the New Notes for any action requiring the consent of the holder of the Series A Preferred Stock or each act on which the holder of the Series A Preferred Stock is entitled to vote.

Following a default or event of default under the New Notes Indenture, the Series A Preferred Stock will be entitled to vote with the Common Stock of the Company as a single class and having voting power equal to the number of shares of Common Stock issuable upon the conversion of the New Notes.  In addition, at all times when the Common Stock is entitled to vote, the Series A Preferred Stock will be entitled to vote with the Common Stock as a single class and having voting powers equal to the number of shares of Common Stock issuable upon the conversion of the New Notes for any transaction (a) modifying, amending, supplementing, or waiving any provision of ION’s organizational documents or (b) entering into any merger, consolidation, sale of all or substantially all of ION’s assets, or other business combination transactions.  The holder of the Series A Preferred Stock will have the right to appoint two (2) directors to ION’s board of directors, both of whom must be independent.

The one share of Series A Preferred Stock will (i) rank pari passu in respect of voting rights with respect to Common Stock, (ii) have a liquidation preference equal to $1.00, (iii) not produce preferred dividends or ordinary dividends, (iv) not be transferable, except to a successor New Notes Trustee under the terms of the New Notes Indenture, (v) not be convertible into any other class of equity of ION, and (vi) not be granted registration rights.  The Series A Preferred Stock may be redeemed by the Company upon the conversion into Common Stock, in the aggregate, of 75% or more of the New Notes. The redemption price will be $1.00.

On April 20, 2021, the Company and the Guarantors acknowledged and agreed to an intercreditor agreement (the “Intercreditor Agreement”) by and among PNC Bank, National Association ("PNC"), as first lien representative and collateral agent for the first lien secured parties, and UMB Bank, National Association, as second lien representative and collateral agent for the second lien secured parties. The Intercreditor Agreement, among other things, defines the relative priorities of the respective security interests in the collateral securing the New Notes and the obligations under the Company’s senior secured credit facility and certain other matters relating to the administration of security interests, exercise of remedies, certain bankruptcy-related provisions and other intercreditor matters.

The Intercreditor Agreement supersedes and replaces the second lien intercreditor agreement, dated as of April 28, 2016, by and among PNC Bank, National Association, as first lien representative for the first lien secured parties and collateral agent for the first lien secured parties, and Wilmington Savings Fund Society, FSB, as second lien representative and collateral agent for the second lien secured parties and third lien representative for the third lien secured parties and U.S. Bank National Association, as collateral agent for the third lien secured parties.

Revolving Credit Facility

On August 16, 2018, ION and its material U.S. subsidiaries — GX Technology Corporation, ION Exploration Products (U.S.A.) Inc. and I/O Marine Systems Inc. (the “Material U.S. Subsidiaries”) — along with GX Geoscience Corporation, S. de R.L. de C.V., a limited liability company (Sociedad de Responsibilidad Limitada de Capital Variable) organized under the laws of Mexico, and a subsidiary of the Company (the “Mexican Subsidiary”), (the Material U.S. Subsidiaries and the Mexican Subsidiary are collectively, the “Subsidiary Borrowers”, together with ION Geophysical Corporation are the “Borrowers”) — the financial institutions party thereto, as lenders, and PNC, as agent for the lenders, entered into that certain Third Amendment and Joinder to Revolving Credit and Security Agreement (the “Third Amendment”), amending the Revolving Credit and Security Agreement, dated as of August 22, 2014 (as previously amended by the First Amendment to Revolving Credit and Security Agreement, dated as of  August 4, 2015 and the Second Amendment to Revolving Credit and Security Agreement, dated as of April 28, 2016, the “Credit Agreement”). The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is herein called the “Credit Facility”). The Credit Facility is available to provide for the Borrowers’ general corporate needs, including working capital requirements, capital expenditures, surety deposits and acquisition financing.

On April 20, 2021, the Company and the Guarantors, as co-borrowers, the financial institutions party thereto, as lenders, and PNC, as agent for the lenders, entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Credit Facility, as amended by the Fourth Amendment, among other things, permitted the consummation of the Restructuring Transactions, including the issuance of the New Notes and certain cash payments to the Company's noteholders in connection with the Exchange Offer and the Rights Offering, and made certain other changes to the Credit Facility’s definitions and other provisions, including with respect to LIBOR, where the successor LIBOR rate index will be the benchmark replacement determined by PNC.

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

The maximum amount available under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library (not to exceed $28.5 million for the multi-client data library component). The borrowing base calculation includes the eligible billed receivables of the Mexican Subsidiary up to a maximum of $5.0 million. At March 31, 2021, there was $21.3 million outstanding indebtedness under the Credit Facility and the undrawn remaining borrowing base capacity was $5.3 million. During  April 2021, the Company repaid $1.5 million of the outstanding indebtedness under the Credit Facility to bring the excess borrowing availability above $6.25 million.

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

The Credit Facility contains covenants that, among other things, limit or prohibit the Borrowers, subject to certain exceptions and qualifications, from incurring additional indebtedness in excess of permitted indebtedness (including finance lease obligations), repurchasing equity, paying dividends or distributions, granting or incurring additional liens on the Borrowers’ properties, pledging shares of the Borrowers’ subsidiaries, entering into certain merger transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Borrowers’ assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Borrowers’ property. The Credit Facility contains customary event of default provisions (including a “change of control” event affecting ION Geophysical Corporation), the occurrence of which could lead to an acceleration of the Company's obligations under the Credit Facility.

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

At March 31, 2021, the Company was in compliance with all of the covenants under the Credit Facility.

(5)	Government Relief Funding

Paycheck Protection Program

On April 11, 2020, the Company entered into a Note Agreement (“Note”) with PNC amounting to $6.9 million pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) Paycheck Protection Program (“PPP”). Amounts outstanding under this Note will bear interest at 1% per annum as of the date of disbursement. Interest will be calculated based on the actual number of days that principal is outstanding over a year of 365 days. The Note matures in two years after the receipt of the loan proceeds.

During fourth quarter 2020, the Company applied to PNC for forgiveness of the amount due on this Note in an amount based on the sum of the following costs incurred by the Company’s US operations during the 24-week period beginning on the date of first disbursement (for payroll costs, it is beginning on the date of the first pay period following disbursement; for non-payroll costs, it is beginning on the date of first disbursement.) of this Note: (a) payroll costs; (b) any payment on a covered rent obligation; and (c) any covered utility payment. The amount of forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act. The forgiveness amount will be subject to the Small Business Administration’s review. Any outstanding principal amount under this Note that is not forgiven under the PPP shall convert to an amortizing term loan.

The Company recognized the Note following the government grant accounting by analogy to International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance” (“IAS 20”). In accordance with IAS 20, a deferred income liability is recognized for the principal amount estimated to be forgiven and is amortized to other income on a systematic and rational basis. Any outstanding principal amount not expected to be forgiven is recognized as other debt. As the Company expects that the full amount of the Note will be forgiven, the entire $6.9 million was recognized as a deferred income liability during 2020 and fully amortized to other income in the condensed consolidated income statements for the six months ended June 30, 2020, as the related expenses it was intended to offset were incurred from April 2020 to June 2020. If, despite the Company’s good-faith belief that given its circumstances the Company satisfied all eligible requirements for the Note, the Company is later determined to have not been in compliance with these requirements or it is otherwise determined that it was ineligible to receive the Note, the Company may be required to repay the Note in its entirety and/or be subject to additional penalties.

Employee Retention Credit

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to the employee retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") through December 31, 2021. As a result of the new legislation, eligible employers can now claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees after December 31, 2020 through December 31, 2021. This resulted in an ERC of $1.6 million for the three months ended March 31, 2021 and expected to be refunded during the second quarter 2021. Further, the Company expects that it will qualify for the ERC during the second quarter 2021 with the refund expected to be received during third quarter 2021.

(6)	Net Loss per Common Share

Basic net loss per share is computed by dividing net loss attributable to ION by the weighted average number of common shares outstanding during the period. In computing diluted net income per share, basic net income per share is adjusted based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable pursuant to outstanding stock options at  March 31, 2021 and 2020 of 481,786 and 669,209, respectively, were excluded as their inclusion would have an anti-dilutive effect. The total number of shares issuable pursuant to restricted stock unit awards outstanding at March 31, 2021 and 2020 of 689,931 and 903,204, respectively, were excluded as their inclusion would have an anti-dilutive effect.

(7)	Income Taxes

The Company maintains a valuation allowance for substantially all of its deferred tax assets. A valuation allowance is established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. As of March 31, 2021, the significant doubt about the Company's going concern has been alleviated which the Company believes is sufficient evidence to warrant reversal of $7.7 million of valuation allowance on its net deferred tax assets of certain foreign subsidiaries. The Company will continue to record a valuation allowance for the substantial majority of its deferred tax assets until there is sufficient evidence to warrant reversal.

The tax provision for the three months ended March 31, 2021 has been calculated using the Company’s overall estimated annual effective tax rate based on projected 2021 full year results. The Company’s effective tax rates for the three months ended March 31, 2021 and 2020 were negatively impacted by the change in valuation allowance related to U.S. operating losses for which the Company cannot currently recognize a tax benefit. The Company’s effective tax rates for the three months ended March 31, 2021 was positively impacted by the reversal of valuation allowance related to certain foreign subsidiaries as further described below. Due to the impact of the valuation allowances on tax expense, the Company’s effective tax rates are not meaningful for all periods presented. The Company’s income tax benefit for the three months ended March 31, 2021 of $6.8 million primarily relates to the reversal of valuation allowance of $7.7 million on its net deferred tax assets of certain foreign subsidiaries resulting from the removal of the substantial doubt that the Company will continue as a going concern. The Company’s income tax expense for the three months ended March 31, 2020 of $5.9 million primarily relates to results from the Company’s non-U.S. businesses, including $2.2 million of valuation allowance. The valuation allowance was established as a result of a change in the expectation of future revenues after entering into the settlement agreement with WesternGeco described in Footnote 9 “Litigations” to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

In response to the global pandemic related to COVID-19, the President of the United States signed into law the CARES Act on March 27, 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modifications of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits. For the three months ended March 31, 2021 and 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services ("IRS") and others.

At March 31, 2021, the Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

At March 31, 2021, the Company’s U.S. federal tax returns for 2017 and subsequent years remain subject to examination by tax authorities. In the Company’s foreign tax jurisdictions, tax returns for 2016 and subsequent years generally remain open to examination.

(8)	Litigations

In July 2018, the Company prevailed in an arbitration that it initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to the Company’s ability to continue to license data under the Company’s IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, the Company was ordered to escrow approximately $4.5 million in sales proceeds that it had received in respect of sales from the IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. The Company challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered the Company to comply with it. The Company prepared a petition to file with the court to request that a March 2020 deadline to deposit approximately $4.5 million in escrow in early 2020 be extended due to the changes to the Company’s business, and to the markets, that have been spurred by the COVID-19 pandemic. The Company was unable to file the application because the courts in India were closed due to the pandemic (other than for emergencies), and were not accepting filings at that time. The Company served a copy of its draft petition on the DGH’s counsel and intends to file it in advance of the next hearing, which has been repeatedly delayed due to the COVID-19 pandemic. The Company prevailed on the merits in the arbitration and expects to have that award upheld in Indian court, which would result in release of the portion of any money escrowed by the Company. The DGH’s request to vacate the arbitration award is currently scheduled to be heard by the court in India on July 14, 2021. The Company has not escrowed the money as of March 31, 2021.

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

(9)	Details of Selected Balance Sheet Accounts

Accounts Receivable

A summary of accounts receivable follows (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable, principally trade	$11,186	$10,458
Less: allowance for expected credit losses	(2,729)	(2,413)
Accounts receivable, net	$8,457	$8,045

Inventories

A summary of inventories follows (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials and purchased subassemblies	$18,215	$18,638
Work-in-process	1,363	1,218
Finished goods	4,372	4,417
Less: reserve for excess and obsolete inventories	(12,919)	(13,006)
Inventories, net	$11,031	$11,267

The Company's inventories relate to its Operations Optimization segment. No additional provision for excess and obsolete inventories was recognized during the three months ended March 31, 2021 and 2020.

Property, Plant and Equipment

	March 31,	December 31,
	2021	2020
Buildings	$15,675	$15,675
Machinery and equipment	120,979	120,949
Seismic rental equipment	2,030	2,003
Furniture and fixtures	3,172	3,172
Other (a)	30,666	30,287
Total	172,522	172,086
Less: accumulated depreciation	(126,906)	(126,022)
Less: impairment of long-lived assets	(36,553)	(36,553)
Property, plant, equipment and seismic rental equipment, net	$9,063	$9,511

(a) Consists primarily of cable-based ocean bottom acquisition technologies that were fully impaired.

Total depreciation expense, including amortization of assets recorded under equipment finance leases, for the three months ended March 31, 2021 and 2020 was $0.9 million and $0.8 million, respectively. No impairment charge was recognized during the three months ended March 31, 2021 and 2020.

Multi-client Data Library

	March 31,	December 31,
	2021	2020
Gross costs of multi-client data creation	$1,024,429	$1,021,758
Less: accumulated amortization	(841,985)	(838,700)
Less: impairments to multi-client data library	(132,144)	(132,144)
Multi-client data library, net	$50,300	$50,914

Total amortization expense for the three months ended March 31, 2021 and 2020 was $3.3 million and $8.0 million, respectively. The decrease in total amortization expense is primarily due to higher revenue-based amortization of the multi-client data library in the prior quarter related to the increased sales of the Company's 2D global data library. For the three months ended March 31, 2021 and 2020, the Company recognized an impairment to multi-client data library of zero and $1.2 million, respectively, for programs with capitalized costs exceeding the remaining sales forecasts.

Goodwill

	E&P Technology & Services	Optimization Software & Services	Total
Balance at January 1, 2020	$2,943	$20,642	$23,585
Impairment of goodwill	—	(4,150)	(4,150)
Impact of foreign currency translation adjustments	—	130	130
Balance at December 31, 2020	2,943	16,622	19,565
Impact of foreign currency translation adjustments	—	208	208
Balance at March 31, 2021	$2,943	$16,830	$19,773

The Company, following the qualitative consideration, assessed the relevant events and circumstances in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During the first quarter 2020, markets for oil and gas, as well as other commodities and equities, experienced significant volatility and price declines amid concerns over the economic effects of the COVID-19 pandemic. As a result, the Company’s stock price experienced a significant decline. Based on these facts, the Company performed a goodwill impairment test at March 31, 2020 to determine if it was more likely than not that the fair value of certain reporting units was less than their carrying value.

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

As a result of this assessment, the Company recorded an impairment charge of $4.2 million for the three months ended March 31, 2020 related to its Optimization Software & Services reporting unit, which is included within the Operations Optimization segment. No impairment charge was recognized for the Optimization Software & Services reporting unit for the three months ended March 31, 2021. No impairment charge was recognized for the E&P Technology Services reporting unit for the three months ended March 31, 2021 and 2020.

(10)	Stockholders' Equity and Stock-based Compensation

Registered Direct Offering

On February 16, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) which provided for the sale and issuance by the Company of an aggregate of 2,990,001 shares (the “Shares”) of the Company’s common stock, $0.01 par value per share (the “Common Stock”) at an offering price of $3.50 per share for gross proceeds of approximately $10.5 million before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions. The Company used the net proceeds for working capital and general corporate purposes.

The Registered Direct Offering was made pursuant to a Registration Statement (No. 333-234606) on Form S-3, which was filed by the Company with the SEC on November 8, 2019, as amended on December 19, 2019, and declared effective on December 23, 2019.

Stock-Based Compensation

The total number of shares issued or reserved for future issuance under outstanding stock options at March 31, 2021 and 2020 was 481,786 and 669,209, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2021 and 2020 was 689,931 and 903,204, respectively. The total number of stock appreciation rights (“SARs”) awards outstanding at March 31, 2021 and 2020 was 662,591 and 937,597, respectively. The following table presents a summary of the activity related to stock options, restricted stock, restricted stock unit awards and SARs awards for the three months ended March 31, 2021:

		Restricted Stock	Stock Appreciation
	Stock Options	and Units Awards	Rights
Outstanding at January 1, 2020	533,320	732,707	754,582
Increase in shares authorized	—	23,533	—
Granted	—	—	—
Stock options and SARs exercised/restricted stock and unit awards vested	—	(24,365)	(5,000)
Cancelled/forfeited	(51,534)	(41,944)	(86,991)
Outstanding at March 31, 2021	481,786	689,931	662,591

Stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020, totaled $0.3 million and $0.6 million, respectively. SARs expense (credit) recognized for the three months ended March 31, 2021 and 2020, totaled zero and $(1.1) million, respectively.

SARs awards are considered liability awards as they are ultimately settled in cash. As such, these amounts are incrementally accrued in the liability section of the condensed consolidated balance sheets over the service period. All of the Company’s currently outstanding SARs awards achieve vesting through both a market condition and a service condition. SARs awards that are fully vested under both conditions are measured at intrinsic value (i.e. the difference between the market price on the last day of the quarter and the strike price of the awards times the number of awards vested and outstanding) and marked to market each quarter until settled. SARs awards that are not fully vested are incrementally accrued over the service period and adjusted to their fair value each quarter until settled based on a valuation model. The Company calculated the fair value of each award at  March 31, 2021 and December 31, 2020 using a Monte Carlo simulation model. The following assumptions were used:

Risk-free interest rates	0.7%
Expected lives (in years)	5.31
Expected dividend yield	—%
Expected volatility	94.7%

At-The-Market Equity Offering Program

On April 26, 2021, the Company filed a prospectus supplement under which it may sell up to $10.0 million of its common stock through an "at-the-market" equity offering program (the "ATM Program"). The Company intends to use the net proceeds from sales under the ATM Program for working capital and general corporate purposes. The timing of any sales will depend on a variety of factors to be determined by the Company.

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

Total operating lease expense, including short-term lease expense was $2.6 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

(12)	Supplemental Cash Flow Information and Non-Cash Activity

Supplemental disclosure of cash flow information follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for:
Interest	$541	$160
Income taxes	722	4,304

The following table is a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	March 31,
	2021		2020
	(In thousands)
Cash and cash equivalents	$34,228		$42,663
Restricted cash included in prepaid expenses and other current assets	2,327	(a)	—
Restricted cash included in other long-term assets	—		25
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$36,555		$42,688

(a) Relates to letters of credit issued during third quarter 2020, primarily in connection with the Houston office lease deposit.

(13)	Fair Value of Financial Instruments

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

The carrying amounts of the Company’s Old Notes at March 31, 2021 and December 31, 2020 were $120.6 million and $120.6 million, respectively, compared to its fair values of $114.9 million and $106.3 million at March 31, 2021 and December 31, 2020, respectively. Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. The fair value of the Old Notes was calculated using Level 2 inputs using significant observable data points for similar liabilities where estimated values are determined from observable transactions.

The carrying amount of any borrowings outstanding under the Credit Facility approximate fair value, as the interest rate is variable and reflective of market rates.

Fair value measurements are applied with respect to non-financial assets and liabilities on a non-recurring basis (e.g. when possible indicators of impairment exist), which would consist of measurements of goodwill, multi-client data library and property, plant and equipment. The fair value of these assets is determined based on valuation techniques using the best information available and may include market comparables and discounted cash flow projections.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the term “DigiFIN” refers to DigiFIN®, a registered mark owned by ION or its affiliates, and the terms “Gemini”, “Marlin SmartPort” and “SailWing” refers to the Gemini™, Marlin SmartPort™ and SailWing™ trademarks and service marks owned by ION.

Going Concern and Old Notes Restructuring

On April 20, 2021, we completed our Restructuring Transactions (as further discussed below) that extended the maturity of the notes by four years to December 2025 and provided additional liquidity to help meet our anticipated cash needs. As a result of the Restructuring Transactions, $113.5 million in aggregate principal amount outstanding of the 9.125% Senior Secured Second Priority Notes due 2021 (the “Old Notes”) has been reclassified from short-term debt to long-term debt in the Condensed Consolidated Balance Sheets.While we may continue to explore additional funding through private or public equity transactions, debt financing or other capital sources to meet our ongoing cash needs, management believes the completion of the Restructuring Transactions removes the substantial doubt raised in December 31, 2020 about our ability to continue as a going concern as of March 31, 2021.

On April 20, 2021, we successfully completed our previously announced offer to exchange (the “Exchange Offer”) ION's Old Notes for newly issued 8.00% Senior Secured Second Priority Notes due 2025 (the “New Notes”) and other consideration in the form of cash and ION common stock, as described in ION's Prospectus dated March 10, 2021 and our previously announced rights offering (the "Rights Offering") to the holders of ION's common stock, par value $0.01 per share (the"Common Stock") to purchase for (i) $2.78 principal amount of the New Notes per right, at a purchase price of 100% of the principal amount thereof or (ii) 1.08 shares of common stock per right, at a purchase price of $2.57 per whole share of common stock. The Exchange Offer and the Rights Offering are sometimes referred to herein as the Restructuring Transactions.

In the Exchange Offer, approximately $113.5 million, or approximately 94.1%, of the $120.6 million outstanding Old Notes were accepted and exchanged for (1) $84.7 million aggregate principal amount of our New Notes, (ii) 6.1 million shares of  Common Stock, including 1.5 million shares issued as the early participation payment and 4.6 million shares issued as stock consideration in lieu of the New Notes and (iii) $20.7 million paid in cash, including $3.6 million of accrued and unpaid interest that became due on the Old Notes as part of the exchange. We have accepted for exchange all such Old Notes validly tendered and not validly withdrawn in the Exchange Offer as of the expiration time on April 12, 2021. Pursuant to the Exchange Offer, we will make an offer to participants to repurchase New Notes at par for up to 50% of the proceeds raised in excess of $35.0 million from the Rights Offering valued at $3.4 million.

In the concurrent Rights Offering, an aggregate amount of $41.8 million of rights (including over-subscription) was validly exercised by the holders of ION's Common Stock, apportioned as $30.1 million in New Notes and $11.8 million in Common Stock allocated in 4.6 million shares. All over-subscription rights were exercised without proration as the $50.0 million limit on proceeds was not exceeded. Backstop parties were paid 5% backstop fees, in kind, resulting in the issuance of an additional $1.5 aggregate principal amount of New Notes and 0.2 million shares of Common Stock.

In total, $116.2 million in aggregate principal amount of New Notes and 10.9 million shares of Common Stock were issued. We received approximately $14 million in net proceeds from the transactions after deducting noteholder obligations, estimated transaction fees and accrued and unpaid interest paid on the Old Notes. After the Restructuring Transactions, $7.1 million of Old Notes remain outstanding and a total of 28.8 million shares of Common Stock are outstanding as of April 20, 2021.

The amendment to the Old Notes Indenture is effective as of April 20, 2021. The Old Notes have been modified to, among other things, provide for the release of the second priority security interest in the collateral securing the Old Notes, and deletes in their entirety substantially all of the restrictive covenants and certain events of default pertaining to the Old Notes. For further details, refer to Footnote 4 "Long-term Debt - New Notes" of Footnotes to the Condensed Consolidated Financial Statements.

COVID-19 Business Impact and Response

The COVID-19 pandemic caused the global economy to enter a recessionary period, which may be prolonged and severe. During 2020, the exploration and production (“E&P”) industry faced the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly for most of 2020. Brent crude prices, which are most relevant to ION’s internationally focused business increased to approximately $66 per barrel during April 2021, which is consistent with prices prior to the pandemic. This reflects the continued expectation of rising oil demand as both the global economic activity and COVID-19 vaccination rates, increase combined with ongoing crude oil production limits from members of OPEC and partner countries.

The level and consistency of crude prices play an integral role in the level of customers' offshore capital spending programs. While commodity prices can be volatile, the sharp decline throughout 2020 triggered E&P companies to reduce budgets by approximately 25%. Exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. Consequently, there has been a material slowdown in offshore seismic spending since the second quarter of 2020.

While management expects the E&P market to remain challenging in the near-term, there have been a number of positive developments that point to improving market conditions.  Analyst projections and client activity continue to suggest increasing E&P spend and demand for seismic data in the second half of the year.  Spurred by increasing global demand and on-going production limits, Brent crude oil pricing, which is most relevant to ION’s internationally-focused business, has rebounded to pre-pandemic levels.  In addition, there has been positive momentum across a number of leading indicators for our business, such as license rounds, tender activity, services engagements and backlog. Therefore, the we remain cautiously optimistic market conditions will improve through the second half of 2021. The market backdrop serves as a catalyst to drive necessary cost restructuring and digital transformation of the E&P industry.

In January 2021, the Biden Administration ordered an indefinite moratorium on new U.S. oil and gas leasing and drilling permits on federal lands onshore and offshore waters. Management believes this will have a negligible impact on our business given ION's diversified global footprint and international offshore focus. Should the moratorium result in longer-term change, this could drive large scale E&P company portfolio investment more towards international offshore, which would be well aligned with our offerings.

Our management expects continued portfolio rationalization and high grading as E&P companies seek to find the best return on investment opportunities to meet oil and gas demand in the next decade. Near-term, due to the impact of the COVID-19 pandemic, project high grading will likely be more acute due to budget reductions. Over the last several years, we strategically shifted our portfolio closer to the reservoir, where revenue tends to be higher and more consistent. New Venture data acquisition offshore and Software and related personnel-based offshore services are expected to continue to be most impacted by COVID-19 travel restrictions. While offshore operations have been temporarily impacted by travel restrictions, we believe the demand for digitalization technologies will remain strong. In some cases, ION technology is expected to be more relevant and valuable in the current environment, such as offerings that facilitate remote working.

We continue to work closely with our clients to understand their budgets and spending priorities and to scale our business appropriately. We partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions through salary cuts of approximately $40 million, reduced capital expenditures, renegotiation of our current leases and application for various government assistance programs, among others. The management plan reflects our continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment. In the event our customers experience more extensive capital constraints and budget reductions, further reducing demand for our services and products, resulting in deterioration of our revenues below our current forecasted levels, management may be required to update its plan by implementing further cost reductions and delaying capital investments. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.

Our Business

ION is an innovative, asset light global technology company that delivers powerful data-driven decision-making offerings to offshore energy and ports and harbors industries. We are entering a fourth industrial revolution where technology is fundamentally changing how decisions are made. Decision-making is shifting from what was historically an art to a science. Data, analytics and digitalization provide a step-change opportunity to translate information into insights, enabling our clients to enhance decisions, gain a competitive edge and deliver superior returns.

We have been a leading technology innovator for over 50 years. While the traditional focus of our technology has been on the E&P industry, we are now broadening and diversifying our business into relevant adjacent markets such as offshore logistics and ports and harbors. Our offerings are focused on improving subsurface knowledge to enhance E&P decision-making and improving situational awareness to optimize offshore operations. We serve customers in most major energy producing regions of the world from strategically located offices.

The Company is publicly listed on the New York Stock Exchange under the ticker IO. We are headquartered in Houston, Texas with regional offices around the world. We have approximately 400 employees, 45% of whom are in technical roles and 21% have advanced degrees.

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

Our Operations Optimization segment develops mission-critical subscription offerings and provides engineering services that enable operational control and optimization offshore. This segment is comprised of our Optimization Software & Services and Devices offerings. Our hardware and software offerings facilitate some of the largest man-made mobile operations and in some of the harshest conditions.

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

Our Ventures group leverages the geoscience skills of the Imaging and Reservoir Services group to create global digital data assets that are licensed to multiple E&P companies to optimize their investment decisions. Our global data library consists of over 740,000 km of 2D and over 390,000 sq km of 3D multi-client seismic data in virtually all major offshore petroleum provinces. Ventures provides services to manage multi-client or proprietary surveys, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. We focus on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, while outsourcing asset-intensive components (such as field acquisition) to experienced contractors.

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

We offer our services to customers on both a proprietary and multi-client (non-exclusive) basis. In both cases, a majority of our survey costs are generally pre-funded by our customers, limiting our cost exposure. The period during which our multi-client surveys are being designed, acquired or processed is referred to as the “New Venture” phase. Once the New Venture phase is completed, the surveys become part of our Data Library. For proprietary services, the customer has exclusive ownership of the data. For multi-client surveys, we generally retain ownership of our long-term exclusive marketing rights to the data and receive ongoing revenue from subsequent data license sales.

Our E&P Technology & Services segment net revenues decreased compared to the first quarter 2020 due to decline in multi-client data library sales. We invested $5.2 million in our multi-client data library during the first three months of 2021 and we expect investments in our multi-client data library to be in the range of $25.0 million to $40.0 million for 2021 (a significant portion of which is estimated to be pre-funded or underwritten by our customers) compared to the $9.7 million invested in 2020. Whether remaining planned expenditures will actually be spent in 2021 depends on industry conditions, project approvals and schedules, and careful monitoring of our levels of liquidity.

At March 31, 2021, our E&P Technology & Services segment backlog, which consists of commitments for (i) imaging and reservoir services work and (ii) new venture projects (both multi-client and proprietary) by our Ventures group underwritten by our customers, was $21.4 million compared to $19.7 million at December 31, 2020 and $14.6 million at March 31, 2020. We anticipate that most of our backlog will be recognized as revenue during the second and third quarters of 2021 as our Mid North Sea High program progresses this summer.

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

Our Operations Optimization net revenues decreased compared to the first quarter 2020 resulting from COVID-19 reduced seismic activity and vessel stacking.

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

Key Financial Metrics

The table below provides an overview of key financial metrics for our company as a whole and our two business segments for the three months ended March 31, 2021, compared to the same period of 2020.

	Three Months Ended March 31,
	2021	2020
Net revenues:
E&P Technology & Services:
New Venture	$1,087	$1,441
Data Library	2,484	40,131
Total multi-client revenues	3,571	41,572
Imaging and Reservoir Services	3,665	4,942
Total	$7,236	$46,514
Operations Optimization:
Optimization Software & Services	$2,844	$4,427
Devices	3,956	5,473
Total	$6,800	$9,900
Total net revenues	$14,036	$56,414
Gross profit (loss):
E&P Technology & Services	$(1,607)	$23,730	(a)
Operations Optimization	2,466	4,614
Total gross profit	$859	$28,344
Gross margin:
E&P Technology & Services	(22)%	51%
Operations Optimization	36%	47%
Total	6%	50%
Income (loss) from operations:
E&P Technology & Services	$(4,853)	$17,952	(a)
Operations Optimization	(820)	(3,259)	(b)
Support and other	(4,561)	(8,367)
Income (loss) from operations	(10,234)	6,326
Interest expense, net	(3,262)	(3,221)
Other income (expense), net	(607)	429
Income (loss) before income taxes	$(14,103)	$3,534

(a) Includes impairment of multi-client data library of $1.2 million for the three months ended March 31, 2020.

(b) Includes impairment of goodwill of $4.2 million for the three months ended March 31, 2020.

For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Our consolidated net revenues of $14.0 million for the three months ended March 31, 2021 (the “Current Quarter”) decreased by $42.4 million, or 75%, compared to consolidated net revenues of $56.4 million for the three months ended March 31, 2020 (the “Comparable Quarter”). Our total gross margin was 6.1% in the Current Quarter, as compared to 50.2% in the Comparable Quarter. For the Current Quarter, our loss from operations was $10.2 million, compared to an income of $6.3 million for the Comparable Quarter.

Net loss attributable to ION for the Current Quarter was $7.2 million, or $0.46 loss per share, compared to $2.3 million, or $0.16 loss per share, for the Comparable Quarter.

Net Revenues, Gross Profits and Gross Margins

E&P Technology & Services — Net revenues for the Current Quarter decreased by $39.3 million, or 84%, to $7.2 million, compared to $46.5 million for the Comparable Quarter resulting from a significant year-end 2D data library that ultimately closed in the Comparable Quarter. Within the E&P Technology & Services segment, total multi-client net revenues were $3.6 million, a decrease of 91% primarily due to lower volume of data library sales resulting from the lengthy E&P budgeting process and generally subdued spending levels. Imaging and Reservoir Services net revenues were $3.7 million, a decrease of $1.3 million compared to the Comparable Quarter due to lower proprietary tender activity. The Current Quarter reflects a gross loss of $1.6 million, representing a (22)% gross margin, compared to a gross profit of $23.7 million, or 51% gross margin, in the Comparable Quarter. Changes in gross profit (loss) and margin were due to decrease in our net revenues as discussed above.

Operations Optimization — Net revenues for the Current Quarter decreased by $3.1 million, or 31% to $6.8 million, compared to $9.9 million for the Comparable Quarter. Optimization Software & Services net revenues for the Current Quarter declined by $1.6 million, or 36% to $2.8 million, compared to $4.4 million for the Comparable Quarter due to reduced seismic activity and associated services demand resulting from COVID-19. Devices net revenues for the Current Quarter decreased by $1.5 million, or 28%, to $4.0 million, compared to $5.5 million for the Comparable Quarter primarily due to lower sales of towed streamer equipment spares and repairs. The Current Quarter reflects a gross profit of $2.5 million, representing a 36% gross margin compared to a gross profit of $4.6 million, representing a 47% gross margin for the Comparable Quarter. Changes in gross profit and margin were due to the decline in our net revenues as discussed above.

Operating Expenses

Research, Development and Engineering — Research, development and engineering expense were $2.9 million for the Current Quarter, a decrease of $1.1 million, or 26% compared to $4.0 million for the Comparable Quarter primarily due to the cost cutting initiative implemented following the COVID-19 related market impact. We continue to invest in imaging algorithms and infrastructure, devices and software. We see significant long-term potential for investing in technologies that improve image quality, safety and productivity.

Marketing and Sales — Marketing and sales expense were $2.8 million for the Current Quarter, a decrease of $2.1 million, or 43% compared to $4.9 million for the Comparable Quarter primarily due to the reduction of commission expense resulting from reduced revenues during the Current Quarter.

General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $5.4 million for the Current Quarter, a decrease of $3.6 million, or 40% compared to $9.0 million for the Comparable Quarter primarily due to the reduction in severance expenses and lower compensation expenses from furloughs and salary reductions as well as the employee retention credit that we qualified for during the Current Quarter.

Impairment of Goodwill — Impairment of goodwill was zero for the Current Quarter compared to $4.2 million for the Comparable Quarter resulting from an impairment charge recognized during the Comparable Quarter. See further discussion at Footnote 9 “Details of Selected Balance Sheet Accounts” of Footnotes to Condensed Consolidated Financial Statements.

Other Items

Interest Expense, Net — Interest expense, net, was $3.3 million for the Current Quarter compared to $3.2 million for the Comparable Quarter. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.

Income Tax Expense (Benefit) — Income tax expense (benefit) for the Current Quarter was $(6.8) million compared to $5.9 million for the Comparable Quarter. The income tax benefit for the Current Quarter primarily relates to the reversal of the valuation allowance of $7.7 million related to net deferred tax assets of certain foreign subsidiaries. The income tax expense for the Comparable Quarter primarily relates to results generated by our non-U.S. businesses in Latin America. The income tax expense for the Comparable Quarter includes $2.2 million of valuation allowance related to our non-U.S. businesses. Our effective tax rates for the Current Quarter and Comparable Quarter were impacted by the change in valuation allowances related to U.S and certain foreign operating losses.  Due to the impact of the valuation allowances on tax expense (benefit), our effective tax rates are not meaningful for all periods presented. See further discussion of establishment of the deferred tax valuation allowance at Footnote 7 “Income Taxes” of Footnotes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Sources of Capital

At March 31, 2021, we had total liquidity of $39.5 million, consisting of $34.2 million of cash on hand and $5.3 million of remaining borrowing capacity under our Credit Facility. As of March 31, 2021, we had outstanding indebtedness of $21.3 million under our Credit Facility.

Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of March 31, 2021, we had negative working capital of $43.6 million compared to $150.9 million as of December 31, 2020. Improvement in working capital resulted from the $113.5 million in aggregate principal amount outstanding of Old Notes that were reclassified from short-term debt to long-term debt in the Condensed Consolidated Balance Sheets. Working capital requirements are primarily driven by our investment in our multi-client data library ($5.2 million in the Current Period and $25.0 million to $40.0 million expected, for the full year, a significant portion of which is estimated to be pre-funded or underwritten by our customers) and royalty payments for multi-client sales. Our multi-client data library investment in 2021 includes $2.5 million of payments to our acquisition partners for seismic acquisition costs incurred in prior years. Approximately 29% of our accounts payable balance as of March 31, 2021 relates to amounts owed to our seismic acquisition partners. Whether remaining planned expenditures will actually be spent in 2021 depends on industry conditions, project approvals and schedules, and careful monitoring of our levels of liquidity.

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

Registered Direct Offering

On February 16, 2021, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) which provided for the sale and issuance by us of an aggregate of 2,990,001 shares (the “Shares”) of ION common stock, $0.01 par value per share (the “Common Stock”) at an offering price of $3.50 per share for gross proceeds of approximately $10.5 million before deducting the placement agent’s fees and related offering expenses. The Securities Purchase Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations of ION, other obligations of the parties and termination provisions. We used the net proceeds for working capital and general corporate purposes.

The Registered Direct Offering was made pursuant to a Registration Statement (No. 333-234606) on Form S-3, which was filed by us with the SEC on November 8, 2019, as amended on December 19, 2019, and declared effective on December 23, 2019.

Old  Notes Restructuring

On April 20, 2021, we successfully completed our previously announced offer to exchange (the “Exchange Offer”) ION's 9.125% Senior Secured Second Priority Notes due 2021 (the “Old Notes”) for newly issued 8.00% Senior Secured Second Priority Notes due 2025 (the “New Notes”) and other consideration in the form of cash and ION common stock, as described in ION's Prospectus dated March 10, 2021 and our previously announced rights offering (the "Rights Offering") to our holders of ION's common stock, par value $0.01 per share (the"Common Stock") to purchase for (i) $2.78 principal amount of the New Notes per right, at a purchase price of 100% of the principal amount thereof or (ii) 1.08 shares of common stock per right, at a purchase price of $2.57 per whole share of common stock.

In total, $116.2 million in aggregate principal amount of New Notes and 10.9 million shares of ION common stock were issued. We received approximately $14 million in net proceeds from the transactions after deducting noteholders obligations, estimated transaction fees and accrued and unpaid interest paid on the Old Notes. After the Restructuring Transactions, $7.1 million of Old Notes remain outstanding and a total of 28.8 million shares of Common Stock are outstanding as of April 20, 2021. For further details, refer to Footnote 1 "Summary of Significant Accounting Policies - Going Concern and Old Notes Restructuring" of Footnotes to the Condensed Consolidated Financial Statements.

Old Notes

At March 31, 2021, we had $120.6 million in aggregate principal amount outstanding of our 9.125% Senior Secured Second Priority Notes, which mature on December 15, 2021 (the “Old Notes”), prior to the Restructuring Transactions completed in April 2021 as discussed in further details above and of Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements, were senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary (each as defined above and herein below, with the reference to the Old Notes, the “Guarantors”). As a result of the Restructuring Transactions, $113.5 million in aggregate principal amount outstanding of Old Notes has been reclassified from short-term debt to long-term debt in the Condensed Consolidated Balance Sheets. Also, $7.1 million of Old Notes remain outstanding and are due along with unpaid interest on December 15, 2021.

The April 2016 indenture governing the Old Notes (the "Old Notes Indenture") contained certain covenants that, among other things, limited or prohibited us from taking certain actions or permitting certain conditions to exist during the term of the Old Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of our capital stock, redeeming our capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Notes Indenture are subject to certain exceptions and qualifications. All of our subsidiaries are currently restricted subsidiaries.

At March 31, 2021, we were in compliance with all of the covenants under the Old Notes. For further information regarding our Old Notes, see above Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.

On April 20, 2021, we, the Guarantors, Wilmington Savings Fund Society, FSB, as trustee, and collateral agent, entered into a supplemental indenture (the “Supplemental Indenture”) to the Old Notes Indenture, dated as of April 28, 2016, among us, the Guarantors, Wilmington Savings Fund Society, FSB (as successor to Wilmington Trust, National Association), as trustee, and U.S. Bank National Association, as collateral agent, governing the Old Notes Indenture. The Supplemental Indenture, among other things, provides for the release of the second priority security interest in the collateral securing the Old Notes, and deletes in their entirety substantially all of the restrictive covenants and certain events of default pertaining to the Old Notes. The Old Notes Indenture, as modified by the Supplemental Indenture, is materially less restrictive and affords significantly reduced protection to holders of such securities as compared to the restrictive covenants, events of default and other provisions previously contained in the Old Notes Indenture.

New Notes

The New Notes are governed by the Indenture (the "New Notes Indenture") dated as of April 20, 2021, among us, certain of our subsidiaries, as guarantors (as defined under Old Notes above), and UMB Bank, National Association, as trustee and collateral agent (the “New Notes Trustee”). The New Notes are senior secured second-priority debt obligations of us and will mature on December 15, 2025. The New Notes will bear interest at a rate of 8.00% per annum. Interest on the New Notes will be payable on each June 15 and December 15, commencing on June 15, 2021. The New Notes will initially be guaranteed by each of ION’s material domestic subsidiaries and one subsidiary organized under the laws of Mexico (provided that certain matters with respect to such Mexico subsidiary will be finalized within 60 days of settlement) (“Guarantors”). For further details, refer to Footnote 1 "Summary of Significant Accounting Policies - Going Concern and Old Notes Restructuring" of Footnotes to the Condensed Consolidated Financial Statements .

The New Notes will be senior obligations of ION; will be secured on a second-priority basis, equally and ratably with all obligations of ION under any future Parity Lien Debt (as defined in the New Notes Indenture), by Liens on all of the assets of ION other than the Excluded Assets, subject to the Liens securing ION’s obligations under the Credit Agreement and any other Priority Lien Debt and other Permitted Prior Liens (as defined in the New Notes Indenture); will be effectively junior to any Permitted Prior Liens, to the extent of the value of the assets of ION subject to those Permitted Prior Liens; will be senior in right of payment to any future subordinated Indebtedness of ION, if any; will be unconditionally guaranteed by the Guarantors; and will be structurally subordinated to all existing and future Indebtedness (as defined in the New Notes Indenture), claims of holders of preferred stock and other liabilities of subsidiaries of ION that do not guarantee the New Notes.

Each guarantee of the New Notes will be senior obligations of each Guarantor; will be secured on a second-priority basis, equally and ratably with all obligations of that Guarantor under any other future Parity Lien Debt, by Liens on all of the assets of that Guarantor other than the Excluded Assets, subject to the Liens securing that Guarantor’s guarantee of the Credit Agreement obligations and any other Priority Lien Debt and other Permitted Prior Liens; will be effectively junior, to the extent of the value of the Collateral (as defined in the New Notes Indenture), to that Guarantor’s guarantee of the Credit Agreement and any other Priority Lien Debt, which will be secured on a first-priority basis by the same assets of that Guarantor that secure the New Notes; will be effectively junior to any Permitted Prior Liens, to the extent of the value of the assets of that Guarantor subject to those Permitted Prior Liens; and will be senior in right of payment to any future subordinated Indebtedness of that Guarantor, if any.

The New Notes Indenture contains covenants that, among other things, limit our ability, and the ability of our restricted subsidiaries, to incur additional debt or issue certain preferred stock; make certain investments or pay dividends or distributions on our capital stock, purchase or redeem or retire capital stock, or make other restricted payments; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens; create unrestricted subsidiaries; enter into transactions with affiliates; and merge or consolidate with another company. These covenants are subject to a number of important limitations and exceptions that are described in the New Notes Indenture.

If a Change of Control (as described in the New Notes Indenture) occurs, holders of the New Notes may require us to repurchase their New Notes at a cash repurchase price equal to 101% of the principal amount of the New Notes to be repurchased, plus accrued and unpaid interest. For further information regarding our New Notes, refer to  Footnote 4 “ Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.

Revolving Credit Facility

On August 16, 2018, we and our material U.S. subsidiaries — GX Technology Corporation, ION Exploration Products (U.S.A), Inc. and I/O Marine Systems, Inc. (the “Material U.S. Subsidiaries”) — along with GX Geoscience Corporation, S. de R.L. de C.V., a limited liability company (Sociedad de Responsibilidad Limitada de Capital Variable) organized under the laws of Mexico, and our subsidiary (the “Mexican Subsidiary”) (the Material U.S. Subsidiaries and the Mexican Subsidiary are collectively, the “Subsidiary Borrowers”, together with ION Geophysical Corporation are the “Borrowers”) — the financial institutions party thereto, as lenders, and PNC Bank, National Association (“PNC”), as agent for the lenders, entered into that certain Third Amendment and Joinder to Revolving Credit and Security Agreement (the “Third Amendment”), amending the Revolving Credit and Security Agreement, dated as of August 22, 2014 (as previously amended by the First Amendment to Revolving Credit and Security Agreement, dated as of August 4, 2015 and the Second Amendment to Revolving Credit and Security Agreement, dated as of April 28, 2016, the “Credit Agreement”). The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is herein called the “Credit Facility”).

On April 20, 2021, we and the Guarantors, as co-borrowers, the financial institutions party thereto, as lenders, and PNC Bank, National Association, as agent for the lenders, entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Credit Facility, as amended by the Fourth Amendment, among other things, permitted the consummation of the Restructuring Transactions, including the issuance of the New Notes and certain cash payments to our noteholders in connection with the Exchange Offer and the Rights Offering, and made certain other changes to the Credit Facility’s definitions and other provisions, including with respect to LIBOR, where the successor LIBOR rate index will be the benchmark replacement determined by PNC..

The maximum amount available under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library (not to exceed $28.5 million for the multi-client data library component). At March 31, 2021, there was $21.3 million outstanding indebtedness under the Credit Facility and the undrawn remaining borrowing base capacity was $5.3 million. During April 2021, we repaid $1.5 million of the outstanding indebtedness under the Credit Facility to bring the excess borrowing availability above $6.25 million.

The Credit Facility requires us to maintain compliance with various covenants. At March 31, 2021, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see above Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.

At-The-Market Equity Offering Program

On April 26, 2021, we filed a prospectus supplement under which it may sell up to $10 million of its common stock through an "at-the-market" equity offering program (the "ATM Program"). We intend to use the net proceeds from sales under the ATM Program for working capital and general corporate purposes. The timing of any sales will depend on a variety of factors to be determined by us.

Government Relief Funding

On April 11, 2020, we entered into a Note Agreement (“Note”) with PNC amounting to $6.9 million pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) Paycheck Protection Program (“PPP”). Amounts outstanding under this Note will bear interest at 1% per annum beginning on the six-month anniversary of the date of the Note. Interest will be calculated based on the actual number of days that principal is outstanding over a year of 365 days. The Note matures in two years after the receipt of the loan proceeds.

During fourth quarter 2020, we applied to PNC for forgiveness of the amount due on this Note in an amount based on the sum of the following costs incurred by our US operations during the 24-week period beginning on the date of first disbursement (for payroll costs, beginning on the date of the first pay period following disbursement; for non-payroll costs, beginning on the date of first disbursement) of this Note: (a) payroll costs; (b) any payment on a covered rent obligation; and (c) any covered utility payment. The amount of forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act. The forgiveness amount will be subject to the Small Business Administration’s review. Any outstanding principal amount under this Note that is not forgiven under the PPP shall convert to an amortizing term loan.

Further, we qualified for an employee retention credit ("ERC") of $1.6 million for the three months ended March 31, 2021 and expected to be refunded during the second quarter 2021. Further, we expect that it will qualify for the ERC during the second quarter 2021 with the refund expected to be received during third quarter 2021. Refer to Footnote 5 "Government Relief Funding" of Footnotes to Condensed Consolidated Financial Statements.

Disclosure of Guarantees

As discussed in Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements, prior to the Restructuring Transactions, the Old Notes are senior secured second-priority obligations issued by ION and are guaranteed by Guarantors, all of which are wholly-owned subsidiaries. The Old Notes contains certain covenants that, among other things, limits or prohibits us and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Old Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of ION’s capital stock, redeeming ION’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. On April 20, 2021, we entered into a Supplemental Indenture (refer to "Old Notes" above and in Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements) to the Old Notes Indenture that among other things, provides for the release of the second priority security interest in the collateral securing the Old Notes, and deletes in their entirety substantially all of the restrictive covenants and certain events of default pertaining to the Old Notes. The Old Notes Indenture, as modified by the Supplemental Indenture, will be materially less restrictive and will afford significantly reduced protection to holders of such securities as compared to the restrictive covenants, events of default and other provisions previously contained in the Old Notes Indenture.

The following is a description of the terms and conditions of the guarantees under the Old Notes:

●

The Guarantors jointly and severally, unconditionally guarantees the payment of the principal, premium (if any) and interest on the Old Notes in full when due, whether at maturity, by acceleration or redemption. If we fail to make a scheduled payment, Guarantors will be jointly and severally obligated to pay the same immediately.

●

The guarantees are subject to release in the following circumstances: (i) the sale or disposition either through merger, consolidation or otherwise of the assets or capital stock of a Guarantor that does not violate the provisions of the Old Notes Indenture other than to us or any of our restricted subsidiary; or (ii) the designation of a Guarantor as an “Unrestricted Subsidiary” (All of ION subsidiaries are currently restricted subsidiaries) or (iii) upon legal defeasance or covenant defeasance or (iv) upon liquidation or dissolution provided no default of event or (v) if consent is provided by an act of approximately 67% of our noteholders.

●	Each guarantee is limited to an amount that will not render the guarantee, as it relates to each Guarantor, voidable under applicable law relating to fraudulent conveyances or fraudulent transfers.

On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantors, after giving effect to the issuance of its guarantee of the Old Notes when the guarantee was issued, was not insolvent and did not and has not incurred debts beyond its ability to pay such debts as they mature. We cannot predict, however, what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The following  tables includes the summarized financial information of ION, the Guarantors, all other subsidiaries of ION that are not Guarantors and the consolidating adjustments necessary to present ION’s results on a consolidated basis.

	March 31, 2021
Summarized Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Total current assets	$33,812	$16,601	$14,775	$—	$65,188
Investment in subsidiaries	839,033	287,143	—	(1,126,176)	—
Intercompany receivables	—	—	137,939	(137,939)	—
Total noncurrent assets	862,958	352,215	173,401	(1,264,115)	124,459
Total assets	$896,770	$368,816	$188,176	$(1,264,115)	$189,647

LIABILITIES
Total current liabilities	$43,394	$55,348	$10,009	$—	$108,751
Intercompany payables	789,360	12,244	—	(801,604)	—
Total noncurrent liabilities	922,824	24,750	3,297	(801,604)	149,267
Total liabilities	$966,218	$80,098	$13,306	$(801,604)	$258,018

	Three Months Ended March 31, 2021
Summarized Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$7,656	$6,380	$—	$14,036
Gross profit	—	(1,720)	2,579	—	859
Income (loss) from operations	(4,570)	(5,981)	317	—	(10,234)
Equity earnings (losses)	1,014	1,340	—	(2,354)	—
Net income (loss)	(7,163)	879	1,384	(2,354)	(7,254)

This summarized financial information should be read in conjunction with the accompanying condensed consolidated financial statements and footnotes.

Meeting our Liquidity Requirements

At March 31, 2021, our total outstanding indebtedness (including equipment finance leases) was approximately $142.0 million, consisting primarily of approximately $120.6 million outstanding Old Notes, $21.3 million outstanding indebtedness under our Credit Facility, $0.9 million of equipment finance leases and other short-term debt, partially offset by $0.7 million of debt issuance costs.

For the Current Period, total capital expenditures, including the investments in our multi-client data library, were $5.2 million. We expect that our total capital expenditures, primarily related to investments in our multi-client data library, this year to be in the range of $25.0 million to $40.0 million, a significant portion of which is estimated to be pre-funded or underwritten by our customers. Whether remaining planned expenditures will actually be spent in 2021 depends on industry conditions, project approvals and schedules, and careful monitoring of our levels of liquidity.

Old Notes Restructuring

On April 20, 2021, we successfully completed our previously announced offer to exchange (the “Exchange Offer”) ION's 9.125% Senior Secured Second Priority Notes due 2021 (the “Old Notes”) for newly issued 8.00% Senior Secured Second Priority Notes due 2025 (the “New Notes”) and other consideration in the form of cash and ION common stock, as described in ION's Prospectus dated March 10, 2021 and our previously announced rights offering (the "Rights Offering") to our holders of ION's common stock, par value $0.01 per share (the"Common Stock") to purchase for (i) $2.78 principal amount of the New Notes per right, at a purchase price of 100% of the principal amount thereof or (ii) 1.08 shares of common stock per right, at a purchase price of $2.57 per whole share of common stock.

In total, $116.2 million in aggregate principal amount of New Notes and 10.9 million shares of ION common stock were issued. We received approximately $14 million in net proceeds from the transactions after deducting noteholders obligations, estimated transaction fees and accrued and unpaid interest paid on the Old Notes. After the Restructuring Transactions, $7.1 million of Old Notes remain outstanding and a total of 28.8 million shares of Common Stock are outstanding as of April 20, 2021. For further details, refer to Footnote 1 "Summary of Significant Accounting Policies - Going Concern and Old Notes Restructuring" of Footnotes to the Condensed Consolidated Financial Statements.

Cash Flow from Operations

In the Current Period, we used cash from operating activities of $4.3 million compared to $7.0 million for the Comparable Period. The decrease was driven primarily by reduced costs resulting from our cost reduction efforts partly offset by the decline in revenues in the Current Period.

Cash Flow from Investing Activities

Cash used in investing activities was $5.8 million in the Current Period compared to $10.2 million for the Comparable Period. The principal uses of cash in our investing activities during the Current Period were $5.2 million invested in our multi-client data library and $0.6 million for capital expenditures related to property, plant and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6.7 million in the Current Period, compared to $26.2 million for the Comparable Period. Cash provided by financing activities during the Current Period was related to $9.8 million received from the registered direct offering, partially offset by $2.0 million of payments of long-term debt, including equipment finance leases and $0.8 million of costs associated with issuance of debt.

Inflation and Seasonality

Inflation in recent years has not had a material effect on our cost of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the second half of our fiscal year.

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for a complete discussion of our significant accounting policies and estimates.

Foreign Sales Risks

The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographic locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographic location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer and the geographic location of the data. The table below includes certain reclassifications to make Comparable Period amounts consistent with the Current Period presentation. For the Current and Comparable Periods, international sales comprised 91% and 97%, respectively, of total net revenues.

	Three Months Ended March 31,
	2021	2020
Europe	$4,366	$7,472
Latin America	3,503	20,062
Asia Pacific	2,201	7,763
Africa	1,772	12,240
North America	1,208	3,888
Middle East	727	954
Other	259	4,035
Total	$14,036	$56,414

Credit Risks

For each of the three months ended March 31, 2021 and 2020, we had two customers with sales that each exceeded 10% of our consolidated net revenues.

At March 31, 2021, we had one customer with balances that accounted for 12% of our total combined accounts receivable and unbilled receivable balances. At March 31, 2020, we had one customer with a balance that accounted for 51% of our total combined accounts receivable and unbilled receivable balances.

The loss of these customers or deterioration in our relationship with these customers could have a material adverse effect on our results of operations and financial condition.

We routinely evaluate the financial stability and creditworthiness of our customers. We have a corporate credit policy that is intended to minimize the risk of financial loss due to a customer’s inability to pay. Credit coverage decisions for customers are based on references, payment histories, financial and other data. We utilize a third party trade credit insurance policy. We have historically not extended long-term credit to our customers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the three months ended March 31, 2021 and 2020, we recorded net foreign currency losses of approximately $0.9 million and $0.5 million, respectively, primarily due to currency fluctuations related to our operations in Brazil.

Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the Current Period.

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

Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In July 2018, we prevailed in an arbitration that we initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating our ability to continue to license data under our IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, we were ordered to escrow approximately $4.5 million in sales proceeds that we had received in respect of sales from our IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. We challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered us to comply with it. We prepared a petition to file with the court to request that a March 2020 deadline to deposit approximately $4.5 million in escrow in early 2020 be extended due to the changes to our business, and to the markets, that have been spurred by the COVID-19 pandemic. We were unable to file the application because the courts in India were closed due to the pandemic (other than for emergencies), and were not accepting filings at that time. We served a copy of our draft petition on the DGH’s counsel and intend to file it in advance of the next hearing, which has been repeatedly delayed due to the COVID-19 pandemic. We prevailed on the merits in the arbitration and expect to have that award upheld in Indian court, which would result in release of our portion of the escrowed money. The DGH’s request to vacate the arbitration award is currently scheduled to be heard by the court in India on July 14, 2021. We have not escrowed the money as of March 31, 2021.

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

Item 1A. Risk Factors

This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	our ability to continue as a going concern;
•	the ultimate benefits of our completed restructuring transactions;
•	our ability to comply with our debt financial covenants;
•	the impact of the COVID-19 pandemic on our business, financial condition, and results of operations;
•	future levels of our capital expenditures and of our customers for seismic activities;
•	future oil and gas commodity prices;
•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;
•	future implication of our negative working capital and stockholders’ deficit, including future cash needs and availability of cash, to fund our operations and pay our obligations;
•	the effects of current and future unrest in the Middle East, North Africa and other regions;
•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;
•	the effects of ongoing and future industry consolidation;
•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our E&P Technology & Services segment;
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

•	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;
•	anticipated approval of the INOVA sale by applicable regulators;
•	expectations regarding the collectability of our accounts receivables; and
•	the adoption of additional executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, during the Biden Administration.

Risks Related to the New Notes

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

We have a substantial amount of indebtedness. Prior to the Exchange Offer and Rights Offering (together, the “Restructuring Transactions”) and as of March 31, 2021, we had approximately $142.0 million of total outstanding indebtedness, consisting primarily of approximately $120.6 million Old Notes, $21.3 million outstanding under our Credit Facility, $0.8 million of equipment finance leases and other short-term debt, which is partially offset by $0.7 million of debt issuance costs. After the completion of the Restructuring Transactions, the Company had $116.2 million of New Notes and $7.1 million of Old Notes outstanding. In addition, we may also incur additional indebtedness in the future. Higher levels of indebtedness could have negative consequences to us, including:

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

•

we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary to repurchase all of the News Notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the New Notes; and

•

our failure to comply with the restrictive covenants in our debt instruments which, among other things, limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our level of indebtedness will require that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development and other general corporate or business activities.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to make payments on our indebtedness, including the New Notes and any Old Notes remaining outstanding after the Restructuring Transactions, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to conditions in the oil and gas industry, the COVID-19 pandemic, general economic and financial conditions and the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations to service our outstanding indebtedness, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying acquisitions or our drilling program; or seeking to raise additional capital.

However, we cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness, including the New Notes, would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under the New Notes, or to obtain alternative financings, could materially and adversely affect our business, financial condition, results of operations and prospects.

Despite our current level of indebtedness, we may incur substantially more debt.

We may incur substantial additional indebtedness in the future, subject to certain limitations, including under our revolving credit facility (the “Credit Facility”) and the indenture governing the New Notes (the “New Notes Indenture”). If new indebtedness is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations, including those relating to the New Notes. Furthermore, the New Notes Indenture permits us to incur up to $75 million of priority debt (inclusive of borrowings under the Credit Facility). If we incur any additional indebtedness that ranks prior to the New Notes, the holders of such indebtedness will be entitled to receive proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us before the holders of the New Notes, and if we incur additional indebtedness that ranks equal to the New Notes, the holders of that indebtedness will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us.

Our Credit Facility and the New Notes Indenture contain, a number of restrictive covenants that will limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our Credit Facility and the New Notes Indenture impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of our restricted subsidiaries to:

•

incur additional indebtedness (including certain capital lease obligations), grant or incur additional liens on our properties, pledge shares of our subsidiaries, enter into certain merger or other change-in-control transactions, enter into certain transactions with our affiliates, make certain sales or other dispositions of assets, make certain investments and acquire other businesses;

•	pay cash dividends on our common stock; and

•	repurchase and acquire our capital stock.

Our Credit Facility contains other restrictions and covenants which require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

The restrictions contained in our Credit Facility and the New Notes Indenture could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations or other capital needs or to engage in other business activities that would be in our interest.

A failure to comply with the restrictions in our Credit Facility or the New Notes Indenture could result in an event of default under the New Notes Indenture. Our future operating results may not be sufficient to enable compliance with the covenants in our Credit Facility or New Notes Indenture or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments, including those under our Credit Facility or our outstanding notes. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business, financial condition or results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2021, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Acquired	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2021 to January 31, 2021	—	$—	Not applicable	Not applicable
February 1, 2021 to February 28, 2021	—	$—	Not applicable	Not applicable
March 1, 2021 to March 31, 2021	3,280	$2.67	Not applicable	Not applicable
Total	3,280	$2.67

Item 5. Other Information

None.

Item 6. Exhibits

1.1	Placement Agency Agreement, dated February 16, 2021, between ION Geophysical Corporation and A.G.P./Alliance Global Partners, filed on February 18, 2021 as Exhibit 1.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

3.1

Amended and Restated Certificate of Incorporation of ION Geophysical Corporation filed on April 20, 2020 as Exhibit 3.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

4.1	Indenture, dated as of April 20, 2021, among ION Geophysical Corporation, the Guarantors thereto, UMB Bank, National Association, as trustee, and UMB Bank, National Association, as collateral agent filed on April 20, 2020 as Exhibit 4.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

4.2	Form of New Note (included in Exhibit 4.1) filed on April 20, 2020 as Exhibit 4.2 to the Company's Current Report on Form 8-K and incorporated herein by reference.

4.3	First Supplemental Indenture, dated as of April 20, 2021, by and among ION Geophysical Corporation, the Guarantors thereto, Wilmington Savings Fund Society, FSB, as Trustee (the “Trustee”) and Wilmington Savings Fund Society, FSB, as Collateral Agent (the “Collateral Agent”) filed on April 20, 2020 as Exhibit 4.3 to the Company's Current Report on Form 8-K and incorporated herein by reference.

4.4	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock of ION Geophysical Corporation filed on April 20, 2020 as Exhibit 4.4 to the Company's Current Report on Form 8-K and incorporated herein by reference.

4.5	Form of Series A Preferred Stock Certificate (included in Exhibit 4.4) filed on April 20, 2020 as Exhibit 4.5 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.1	Intercreditor Agreement, dated as of April 20, 2021, among PNC Bank, National Association, and UMB Bank, National Association filed on April 20, 2020 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.2	Fourth Amendment to Revolving Credit and Security Agreement, dated as of April 20, 2021, by and among ION GEOPHYSICAL CORPORATION, ION EXPLORATION PRODUCTS (U.S.A.), INC., I/O MARINE SYSTEMS INC., GX TECHNOLOGY CORPORATION, GX GEOSCIENCE CORPORATION, S. DE R.L. DE C.V., the financial institutions a party hereto as lenders, and PNC BANK, NATIONAL ASSOCIATION (“PNC”), as agent for Lenders filed on April 20, 2020 as Exhibit 10.2 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.3	First Amendment Investment Rights Agreement dated as of February 22, 2021 by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation, filed on February 22, 2021 as Exhibit 1.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.4	Securities Purchase Agreement dated February 16, 2021, by and among ION Geophysical Corporation and the purchasers identified on the signature pages thereto, filed on February 18, 2021 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2021 and 2020 and (vi) Footnotes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
(Registrant)

By	/s/ Mike Morrison
Mike Morrison
Executive Vice President and Chief Financial Officer

Date: May 6, 2021