Form 10-Q
period 2021-09-30
ION GEOPHYSICAL CORP
filed 2021-11-03
CIK 866609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

At November 1, 2021, there were 29,617,040 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,143	$37,486
Accounts receivable, net	15,890	8,045
Unbilled receivables	17,541	11,262
Inventories, net	10,673	11,267
Prepaid expenses and other current assets	5,808	7,116
Total current assets	74,055	75,176
Property, plant and equipment, net	9,067	9,511
Multi-client data library, net	56,513	50,914
Goodwill	19,449	19,565
Right-of-use assets	29,896	35,501
Other assets	1,928	2,926
Total assets	$190,908	$193,593
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$26,447	$143,731
Accounts payable	28,061	33,418
Accrued expenses	30,402	16,363
Accrued multi-client data library royalties	20,003	21,359
Deferred revenue	3,009	3,648
Current maturities of operating lease liabilities	8,263	7,570
Total current liabilities	116,185	226,089
Long-term debt, net of current maturities	107,379	—
Operating lease and other long-term liabilities, net of current maturities	32,509	38,594
Total liabilities	256,073	264,683
Commitment and contingencies (see Footnote 8)
Deficit:
Common stock, $0.01 par value; authorized 100,000,000 shares; outstanding 28,627,268 and 14,333,101 shares at September 30, 2021 and December 31, 2020, respectively.	285	143
Preferred stock	—	—
Additional paid-in capital	995,821	958,584
Accumulated deficit	(1,042,718)	(1,011,516)
Accumulated other comprehensive loss	(19,772)	(19,913)
Total stockholders’ deficit	(66,384)	(72,702)
Noncontrolling interests	1,219	1,612
Total deficit	(65,165)	(71,090)
Total liabilities and deficit	$190,908	$193,593

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Service revenues	$36,455	$10,202	$56,285	$73,234
Product revenues	7,936	6,032	21,856	22,145
Total net revenues	44,391	16,234	78,141	95,379
Cost of services	18,349	11,491	38,842	47,033
Cost of products	3,812	3,454	12,572	12,962
Impairment of multi-client data library	—	—	—	1,167
Gross profit	22,230	1,289	26,727	34,217
Operating expenses:
Research, development and engineering	3,156	2,899	9,485	9,943
Marketing and sales	3,142	2,811	9,080	8,888
General, administrative and other operating expenses	9,158	6,743	19,003	21,546
Impairment of goodwill	—	—	—	4,150
Total operating expenses	15,456	12,453	37,568	44,527
Income (loss) from operations	6,774	(11,164)	(10,841)	(10,310)
Interest expense, net	(2,736)	(3,669)	(9,297)	(10,304)
Other income (expense), net	(855)	(525)	(5,532)	6,675
Income (loss) before income taxes	3,183	(15,358)	(25,670)	(13,939)
Income tax expense	3,623	1,056	5,550	9,982
Net loss	(440)	(16,414)	(31,220)	(23,921)
Less: Net income (loss) attributable to noncontrolling interests	(13)	(193)	18	(168)
Net loss attributable to ION	$(453)	$(16,607)	$(31,202)	$(24,089)
Net loss per share:
Basic and Diluted	$(0.02)	$(1.16)	$(1.33)	$(1.69)
Weighted average number of common shares outstanding:
Basic and Diluted	28,590	14,278	23,546	14,255

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(440)	$(16,414)	$(31,220)	$(23,921)
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	(494)	772	73	(1,743)
Comprehensive net loss	(934)	(15,642)	(31,147)	(25,664)
Comprehensive (income) loss attributable to noncontrolling interests	107	(144)	86	(119)
Comprehensive net loss attributable to ION	$(827)	$(15,786)	$(31,061)	$(25,783)

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021		2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(31,220)		$(23,921)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization (other than multi-client library)	3,277		2,936
Amortization of multi-client data library	21,970		16,674
Impairment of multi-client data library	—		1,167
Impairment of goodwill	—		4,150
Stock-based compensation expense	1,306		1,637
Amortization of government relief funding	—		(6,923)
Loss on restructuring transactions	4,696		—
Deferred income taxes	—		237
Change in operating assets and liabilities:
Accounts receivable	(7,880)		21,065
Unbilled receivables	(6,291)		1,181
Inventories	397		77
Accounts payable, accrued expenses and accrued royalties	(2,787)		(6,429)
Deferred revenue	(619)		(2,246)
Other assets and liabilities	7,195		3,563
Net cash provided by (used in) operating activities	(9,956)		13,168
Cash flows from investing activities:
Investment in multi-client data library	(22,307)		(19,841)
Purchase of property, plant and equipment	(2,038)		(865)
Net cash used in investing activities	(24,345)		(20,706)
Cash flows from financing activities:
Borrowings under revolving line of credit	—		27,000
Repayments under revolving line of credit	(3,150)		(4,500)
Proceeds from the rights offering	41,836	(a)	—
Payments on notes payable and long-term debt	(18,704)	(b)	(1,814)
Costs associated with debt issuance	(8,185)	(c)	—
Net proceeds from the registered direct offering	9,802		—
Receipt of Paycheck Protection Program loan	—		6,923
Other financing activities	(603)		(308)
Net cash provided by financing activities	20,996		27,301
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(65)		501
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,370)		20,264
Cash, cash equivalents and restricted cash at beginning of period	39,813		33,118
Cash, cash equivalents and restricted cash at end of period (see Footnote 12)	$26,443		$53,382

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

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Three Months Ended September 30, 2021
	Common Stock		Additional	Accumulated	Accumulated Other	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Loss	Interests	Deficit
Balance at July 1, 2021	28,577,886	285	995,323	(1,042,265)	(19,398)	1,326	(64,729)
Net (loss) income	—	—	—	(453)	—	13	(440)
Translation adjustment	—	—	—	—	(374)	(120)	(494)
Stock-based compensation expense	—	—	526	—	—	—	526
Vesting of restricted stock units/awards	71,897	—	—	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(22,515)	—	(28)	—	—	—	(28)
Balance at September 30, 2021	28,627,268	$285	$995,821	$(1,042,718)	$(19,772)	$1,219	$(65,165)

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional	Accumulated	Accumulated Other	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Loss	Interests	Deficit
Balance at January 1, 2021	14,333,101	$143	$958,584	$(1,011,516)	$(19,913)	$1,612	$(71,090)
Net (loss) income	—	—	—	(31,202)	—	(18)	(31,220)
Translation adjustment	—	—	—	—	141	(68)	73
Dividend payment to noncontrolling interest	—	—	—	—	—	(307)	(307)
Stock-based compensation expense	—	—	1,306	—	—	—	1,306
Vesting of restricted stock units/awards	545,101	5	(5)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(146,197)	(2)	(294)	—	—	—	(296)
Stocks issued as part of the registered direct offering	2,990,001	30	9,772	—	—	—	9,802
Stocks issued as part of the Restructuring Transactions	10,905,262	109	26,458	—	—	—	26,567
Balance at September 30, 2021	28,627,268	285	$995,821	$(1,042,718)	$(19,772)	$1,219	$(65,165)

	Three Months Ended September 30, 2020
	Common Stock		Additional	Accumulated	Accumulated Other	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Loss	Interests	Deficit
Balance at July 1, 2020	14,245,829	142	957,746	(981,773)	(21,833)	1,608	(44,110)
Net (loss) income	—	—	—	(16,607)	—	193	(16,414)
Translation adjustment	—	—	—	—	821	(49)	772
Dividend payment to noncontrolling interest	—	—	—	—	—	(217)	(217)
Stock-based compensation expense	—	—	543	—	—	—	543
Vesting of restricted stock units/awards	111,094	2	(2)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(41,470)	—	(98)	—	—	—	(98)
Balance at September 30, 2020	14,315,453	$144	$958,189	$(998,380)	$(21,012)	$1,535	$(59,524)

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional	Accumulated	Accumulated Other	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Loss	Interests	Deficit
Balance at January 1, 2020	14,224,787	$142	$956,647	$(974,291)	$(19,318)	$2,188	$(34,632)
Net (loss) income	—	—	—	(24,089)	—	168	(23,921)
Translation adjustment	—	—	—	—	(1,694)	(604)	(2,298)
Dividend payment to noncontrolling interest	—	—	—	—	—	(217)	(217)
Stock-based compensation expense	—	—	1,637	—	—	—	1,637
Exercise of stock options	5,000	—	15	—	—	—	15
Vesting of restricted stock units/awards	128,183	2	(2)	—	—	—	—
Vested restricted stock cancelled for employee minimum income taxes	(42,517)	—	(108)	—	—	—	(108)
Balance at September 30, 2020	14,315,453	$144	$958,189	$(998,380)	$(21,012)	$1,535	$(59,524)

See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2020, has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at September 30, 2021, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders' deficit for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim period have been included. Interim results are not necessarily indicative of the operating results for a full year or of future operations. Intercompany transactions and balances have been eliminated.

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

Going Concern

On April 20, 2021, the Company completed the Restructuring Transactions (as further discussed below) that extended the maturity of the notes tendered in the Exchange Offer (as defined below) by four years to December 2025 and provided additional liquidity. While the Company completed the Restructuring Transactions and revenues in the third quarter significantly improved, the timing of the market recovery remains uncertain and overall revenues were lower than expected. Though the significant revenues generated during the third quarter are expected to have a positive impact on the Company's near-term cash collection, it may not be sufficient to fund the Company's operations and meet the Company's debt and other obligations.

In the fourth quarter, the following amounts totaling $16.8 million will become due and payable: (i) principal and interest on the Old Notes of $7.7 million; (ii) interest on the New Notes of $4.6 million and (iii) an escrow payment of $4.5 million with respect to the India litigation described in Footnote 8 "Litigations". Based on the Company's current available liquidity, these near-term payment obligations, and its obligations from the Company's on-going operations, such as amounts due to its seismic acquisition partners and royalty obligations, there is substantial doubt about the Company's ability to continue as a going concern. Furthermore, any failure to make the above-described required payments on the Old Notes or the New Notes would likely result in a default under that indebtedness and likely cause cross-defaults under the Company's other indebtedness further limiting its ability to access capital, including under its Credit Agreement.

As a result of these liquidity issues, the Company is considering various strategic alternatives, which include, among others, a sale or other business combination transaction, sales of assets, private or public equity transactions, debt financing, or some combination of these alternatives. This process is ongoing and there can be no assurance that the Company's efforts will be successful. If the Company is unable to significantly increase its revenues and cash collection in the fourth quarter or raise additional funds through equity issuances, further debt financing arrangements, sales of assets or through other means of preserving cash through cost reduction initiatives, the Company would be unable to continue as a going concern.

The Company is implementing a significant cost reduction program, building on the over $40 million eliminated last year, in an effort to right size its business. Approximately $16 million of additional annualized savings were identified through a combination of both short-term and long-term reductions. In addition to maintaining ongoing cost discipline, the Company will continue to identify opportunities for government relief such as employee retention credits. For further details, refer to Footnote 5, “Government Relief Funding.” This management plan reflects the Company’s continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment.

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

In the Exchange Offer, approximately $113.5 million, or approximately 94.1%, of the $120.6 million outstanding Old Notes were accepted and exchanged for (i) $84.7 million aggregate principal amount of its New Notes, (ii) 6.1 million shares of Common Stock, including 1.5 million shares issued as the early participation payment and 4.6 million shares issued as stock consideration in lieu of the New Notes and (iii) $20.7 million paid in cash, including $3.6 million of accrued and unpaid interest that became due on the Old Notes as part of the exchange. The Company accepted for exchange all such Old Notes validly tendered and not validly withdrawn in the Exchange Offer as of the expiration time on April 12, 2021.  Pursuant to the Exchange Offer, the Company will make an offer to participants to repurchase New Notes at par for up to 50% of the proceeds raised in excess of $35.0 million from the Rights Offering valued at $3.4 million. As of September 30, 2021, the Company has yet to initiate such offer.

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

In total, $116.2 million in aggregate principal amount of New Notes and 10.9 million shares of Common Stock were issued. The Company received approximately $14 million in net proceeds from the transactions after deducting noteholder obligations, estimated transaction fees and accrued and unpaid interest paid on the Old Notes. After the Restructuring Transactions, $7.1 million of Old Notes remain outstanding and are due along with unpaid interest (at a rate of 9.125% per annum) on December 15, 2021.

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

COVID-19 Business Impact and Response

The COVID-19 pandemic caused the global economy to enter a recessionary period starting in the second quarter of 2020. During 2020, the exploration and production (“E&P”) industry faced the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly for most of 2020. The sharp commodity price decline triggered E&P companies to reduce budgets by approximately 25%.  Exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. Consequently, there has been a material slowdown in offshore seismic spending since second quarter of 2020, and while the market remains uncertain, there are signs of sequential improvement and gradual market recovery.

During 2021, the global economy has surpassed pre-pandemic levels and Brent crude prices, which are most relevant to ION’s internationally focused business, have rebounded above pre-pandemic levels, averaging over $80 per barrel during October 2021. This reflects the continued expectation of rising oil demand as both the global economic activity and COVID-19 vaccination rates increase, combined with ongoing crude oil production limits from members of OPEC and partner countries. However, energy companies’ capital discipline remains firmly in place and management expects the seismic market to continue gradually improving yet remain challenging in the near-term.

COVID-19 has disrupted supply chains globally related to raw materials, manufacturing and shipping. To date, ION has successfully mitigated these operational impacts by maintaining close relationships with strategic suppliers.

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

ION continues to work closely with its clients to understand their budgets and spending priorities and to scale its business appropriately. The Company partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions totaling approximately $40 million through salary cuts, reduced capital expenditures, renegotiation of the Company's leases and application for various government assistance programs, among others. In addition, the Company is implementing a further cost reduction program of approximately  $16 million of annualized savings identified through a combination of both short-term and long-term reductions in an effort to right size its business. The management plan reflects the Company’s continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Footnote 1 “Summary of Significant Accounting Policies” of the Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2021.

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

A summary of segment information follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021		2020
Net revenues:
E&P Technology & Services:
New Venture	$26,287		$1,213	$31,256		$7,340
Data Library	6,225		5,085	14,102		52,083
Total multi-client revenues	32,512		6,298	45,358		59,423
Imaging and Reservoir Services	3,308		3,795	9,402		12,410
Total	$35,820		$10,093	$54,760		$71,833
Operations Optimization:
Optimization Software & Services	$3,814		$3,007	$10,028		$10,811
Devices	4,757		3,134	13,353		12,735
Total	$8,571		$6,141	$23,381		$23,546
Total net revenues	$44,391		$16,234	$78,141		$95,379
Gross profit (loss):
E&P Technology & Services	$17,925		$(1,092)	$17,336		$24,902	(d)
Operations Optimization	4,305		2,381	9,391		9,315
Total gross profit	$22,230		$1,289	$26,727		$34,217
Gross margin:
E&P Technology & Services	50%		(11)%	32%		35%
Operations Optimization	50%		39%	40%		40%
Total gross margin	50%		8%	34%		36%
Income (loss) from operations:
E&P Technology & Services	$13,973		$(4,591)	$6,429		$13,803	(c)
Operations Optimization	624		(232)	48		(3,965)	(d)
Support and other	(7,823)	(a)	(6,341)	(17,318)	(a)	(20,148)
Income (loss) from operations	6,774		(11,164)	(10,841)		(10,310)
Interest expense, net	(2,736)		(3,669)	(9,297)		(10,304)
Other income (expense), net	(855)		(525)	(5,532)	(b)	6,675	(e)
Income (loss) before income taxes	$3,183		$(15,358)	$(25,670)		$(13,939)

(a)	Includes severance expense of $1.9 million for the three and nine months ended September 30, 2021.
(b)	Includes loss on restructuring transactions of $4.7 million for the nine months ended September 30, 2021 resulting from the exchange of the Company's Old Notes for New Notes.
(c)	Includes impairment of multi-client data library of $1.2 million for the nine months ended September 30, 2020.
(d)	Includes impairment of goodwill of $4.2 million for the nine months ended September 30, 2020.
(e)	Includes amortization of government relief funding of $6.9 million for the nine months ended September 30, 2020.

Intersegment sales are insignificant for all periods presented.

(3)	Revenue from Contracts with Customers

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

Revenues by Geographic Area

The following table is a summary of net revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Latin America	$24,808	$7,925	$29,383	$35,978
Europe	11,557	3,257	22,522	15,413
Africa	1,800	361	10,051	16,719
Asia Pacific	1,801	2,332	7,439	12,725
Middle East	2,867	474	4,298	2,370
North America	1,262	1,493	3,404	7,585
Other	296	392	1,044	4,589
Total	$44,391	$16,234	$78,141	$95,379

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

See Footnote 2“Segment Information” for total net revenues by segment for the three and nine months ended September 30, 2021 and 2020.

Unbilled Receivables

Unbilled receivables balances relate to revenues recognized on multi-client surveys, imaging and reservoir services and devices equipment repairs on a proportionate basis, and on licensing of multi-client data for which invoices have not yet been presented to the customer. The following table is a summary of unbilled receivables (in thousands):

	September 30,	December 31,
	2021	2020
New Venture	$15,899	$9,158
Imaging and Reservoir Services	1,469	680
Devices	173	1,424
Total	$17,541	$11,262

The changes in unbilled receivables are as follows (in thousands):

Unbilled receivables at December 31, 2020	$11,262
Recognition of unbilled receivables (a)	75,583
Revenues billed to customers (a)	(69,304)
Unbilled receivables at September 30, 2021	$17,541

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

	September 30,	December 31,
	2021	2020
New Venture	$1,590	$2,169
Imaging and Reservoir Services	255	665
Optimization Software & Services	1,023	766
Devices	141	48
Total	$3,009	$3,648

The changes in deferred revenues were as follows (in thousands):

Deferred revenue at December 31, 2020	$3,648
Cash collected in excess of revenue recognized	1,919
Recognition of deferred revenue	(2,558)
Deferred revenue at September 30, 2021	$3,009

The Company expects to recognize a majority of deferred revenue within the next twelve months.

Credit Risks

For the nine months ended September 30, 2021 and 2020, the Company had three and two customers, respectively, with sales that each exceeded 10% of the Company’s consolidated net revenues. Revenues related to each of these customers are included within the E&P Technology & Services segment.

At  September 30, 2021 and 2020, the Company had two large multi-national and national oil company customers with balances that accounted for 53% and 39%, respectively, of the Company’s total combined accounts receivable and unbilled receivable balances.

The Company routinely evaluates the financial stability and creditworthiness of its customers. The Company has a corporate credit policy that is intended to minimize the risk of financial loss due to a customer’s inability to pay. Credit coverage decisions for customers are based on references, payment histories, financial and other data. The Company utilizes a third-party trade credit insurance policy. The Company has historically not extended long-term credit to its customers.

Concentration of Foreign Sales Risk

The majority of the Company’s foreign sales are denominated in U.S. dollars. For the nine months ended September 30, 2021 and 2020, international sales comprised 96% and 92%, respectively, of total net revenues. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in many regions of the world, as well as the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition would be adversely affected.

(4)	Long-term Debt

The following table is a summary of long-term debt (in thousands):

	September 30,	December 31,
	2021	2020
New notes (maturing December 15, 2025)	$116,193	$—
Old notes (maturing December 15, 2021)	7,097	120,569
Revolving credit facility (maturing August 16, 2023)	19,350	22,500
Equipment finance leases (see Footnote 11)	—	734
Other debt	—	905
Costs associated with issuances of debt	(8,814)	(977)
Total	133,826	143,731
Current maturities of long-term debt	(26,447)	(143,731)
Long-term debt, net of current maturities	$107,379	$—

Old Notes

The Old Notes were senior secured second-priority debt obligations guaranteed by GX Technology Corporation, ION Exploration Products (U.S.A.) Inc., I/O Marine Systems Inc. and GX Geoscience Corporation, S. de R.L. de C.V. (the "Guarantors"). As a result of the Restructuring Transactions on April 20, 2021 as further discussed in Footnote 1 "Summary of Significant Accounting Policies - Old Notes Restructuring", $113.5 million in aggregate principal amount outstanding of Old Notes were tendered and exchanged for New Notes. At  September 30, 2021, $7.1 million of Old Notes remain outstanding and are due along with unpaid interest (at a rate of 9.125% per annum) on December 15, 2021.

The April 2016 indenture governing the Old Notes (the "Old Notes Indenture") contained certain covenants that, among other things, limited or prohibited ION Geophysical Corporation’s and its restricted subsidiaries from taking certain actions or permitting certain conditions to exist during the term of the Old Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of ION Geophysical Corporation’s capital stock, redeeming ION Geophysical Corporation’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Old Notes Indenture were subject to certain exceptions and qualifications.

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

At September 30, 2021, the Company was in compliance with all of the covenants under the Old Notes.

New Notes

The $116.2 million aggregate principal amount outstanding New Notes are governed by the Indenture (the "New Notes Indenture") dated as of April 20, 2021, among the Company, certain of the Company’s subsidiaries, as Guarantors (as defined under Old Notes above), and UMB Bank, National Association, as trustee and collateral agent (the “New Notes Trustee”). The New Notes are senior secured second-priority debt obligations of the Company and will mature on December 15, 2025. The New Notes bear interest at a rate of 8.00% per annum. Interest on the New Notes will be payable on each June 15 and December 15, commencing on June 15, 2021. The New Notes are guaranteed by the Guarantors (as defined under Old Notes above). For further details, refer to Footnote 1 "Summary of Significant Accounting Policies - Old Notes Restructuring."

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

The New Notes Indenture contains covenants that, among other things, limit the Company's ability, and the ability of ION's restricted subsidiaries (all of ION Geophysical Corporation’s subsidiaries are currently restricted subsidiaries) to incur additional debt or issue certain preferred stock; make certain investments or pay dividends or distributions on ION's capital stock, purchase or redeem or retire capital stock, or make other restricted payments; sell assets, including capital stock of ION's restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens; create unrestricted subsidiaries; enter into transactions with affiliates; and merge or consolidate with another company. These covenants are subject to a number of important limitations and exceptions that are described in the New Notes Indenture.

At September 30, 2021, the Company was in compliance with all of the covenants under the New Notes.

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

Derivative Liabilities Associated with the New Notes

On April 20, 2021, the Company issued New Notes in exchange for Old Notes (see detailed discussion above on both the New Notes and the Old Notes). Due to the interest make-whole premium payable in cash associated with the Optional Conversion Feature of the New Notes (as described above in more details), the Company has determined that the Optional Conversion Feature is a derivative liability. Further, the interest make-whole premium is not clearly and closely related to the New Notes and is therefore considered a derivative liability (the Optional Conversion Feature and interest make-whole premium are referenced herein as "derivative financial instruments" or "derivatives"). The accounting treatment for derivative financial instruments requires that the Company record the fair value of the derivatives at inception and is adjusted for fair value changes at each reporting date. Considering the impact of other features in the New Notes, the fair value of these derivative instruments using the "with or without" scenario under a lattice option pricing model was determined to be zero over the life of the derivative financial instruments.

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

The maximum amount available under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library (not to exceed $28.5 million for the multi-client data library component). The borrowing base calculation includes the eligible billed receivables of the Mexican Subsidiary up to a maximum of $5.0 million. At September 30, 2021, there was $19.4 million outstanding indebtedness under the Credit Facility which was presented as a current liability in the Condensed Consolidated Balance Sheets due to the lockbox requirement within the terms of the Credit Facility with PNC. The undrawn remaining borrowing base capacity was $10.9 million.

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

At September 30, 2021, the Company was in compliance with all of the covenants under the Credit Facility.

A summary of future principal obligations under long-term debt and equipment capital lease obligations follows (in thousands):

Years Ending September 30,	Notes	Other Financing (1)	Total
2022	$7,097	$19,350	$26,447
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter	116,193	—	116,193
Total	$123,290	$19,350	$142,640

(1) While the outstanding balance of $19.4 million under the Credit Facility is shown as a current liability, the Credit Facility matures on August 16, 2023.

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

The Company recognized the Note of $6.9 million as a deferred income liability during 2020 and fully amortized to other income in the condensed consolidated income statements for the nine months ended September 30, 2020, as the related expenses it was intended to offset were incurred from April 2020 to June 2020.

Employee Retention Credit

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to the employee retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit ("ERC") through December 31, 2021. As a result of the new legislation, eligible employers can now claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees after December 31, 2020 through December 31, 2021. This resulted in an ERC of $4.8 million for the nine months ended September 30, 2021, $3.2 million of which has been received as of the third quarter 2021 and the remaining $1.6 million is expected to be received during the fourth quarter 2021. The Company will continue to monitor the availability of the ERC for the fourth quarter of 2021 which, if available, would be received during the first quarter of 2022.

(6)	Net Loss per Common Share

Basic net loss per share is computed by dividing net loss attributable to ION by the weighted average number of common shares outstanding during the period. In computing diluted net income per share, basic net income per share is adjusted based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable pursuant to outstanding stock options at  September 30, 2021 and 2020 of 405,070 and 569,673, respectively, were excluded as their inclusion would have an anti-dilutive effect. The total number of shares issuable pursuant to restricted stock unit awards outstanding at September 30, 2021 and 2020 of 1,134,617 and 762,277, respectively, were excluded as their inclusion would have an anti-dilutive effect.

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

The tax provision for the nine months ended September 30, 2021 has been calculated based on actual tax expense incurred during the period. Given the current uncertainty in expected income generated in various foreign jurisdictions, where tax rates can vary greatly, the Company’s actual tax rate is the best estimate of the year-to-date tax expense. The Company’s effective tax rates for the three and nine months ended September 30, 2021 and 2020 were negatively impacted by the change in valuation allowance related to U.S. operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax expense for the nine months ended September 30, 2021 and 2020 of $5.6 million and $10.0 million primarily relates to results from the Company’s non-U.S. businesses, including $2.2 million of valuation allowance for the nine months ended September 30, 2020.

In response to the global pandemic related to COVID-19, the President of the United States signed into law the CARES Act on March 27, 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modifications of the utilization limitations on net operating losses, favorable expansions of the deduction for business interest expense under Internal Revenue Code Section 163(j), and the ability to accelerate timing of refundable AMT credits. For the nine months ended September 30, 2021 and 2020, there were no material tax impacts to the Company's condensed consolidated financial statements as it relates to COVID-19 measures. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services ("IRS") and others.

At September 30, 2021, the Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

At September 30, 2021, the Company’s U.S. federal tax returns for 2017 and subsequent years remain subject to examination by tax authorities. In the Company’s foreign tax jurisdictions, tax returns for 2016 and subsequent years generally remain open to examination.

(8)	Litigation

In July 2018, the Company prevailed in an arbitration that it initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to the Company’s ability to continue to license data under the Company’s IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, the Company was ordered to escrow approximately $4.5 million in sales proceeds that it had received in respect of sales from the IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. The Company challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered the Company to comply with it. The Company prepared a petition to file with the court to request that a March 2020 deadline to deposit approximately $4.5 million in escrow in early 2020 be extended due to the changes to the Company’s business, and to the markets, that have been spurred by the COVID-19 pandemic. The Company was unable to file the application because the courts in India were closed due to the pandemic (other than for emergencies), and were not accepting filings at that time. The Company served a copy of its draft petition on the DGH’s counsel on March 26, 2020 and intends to address the escrow issue in advance of the next hearing, which has been repeatedly delayed due to the COVID-19 pandemic. The Company prevailed on the merits in the arbitration and expects to have that award upheld in Indian court, which would result in release of the portion of any money escrowed by the Company. The DGH’s request to vacate the arbitration award is currently scheduled to be heard by the court in India on December 1, 2021. The Company has not escrowed the money as of  November 3, 2021.

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

(9)	Details of Selected Balance Sheet Accounts

Accounts Receivable

A summary of accounts receivable follows (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable, principally trade	$17,010	$10,458
Less: allowance for expected credit losses	(1,120)	(2,413)
Accounts receivable, net	$15,890	$8,045

Inventories

A summary of inventories follows (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials and purchased subassemblies	$17,636	$18,638
Work-in-process	1,762	1,218
Finished goods	4,396	4,417
Less: reserve for excess and obsolete inventories	(13,121)	(13,006)
Inventories, net	$10,673	$11,267

The Company's inventories relate to its Operations Optimization segment. No significant provision for excess and obsolete inventories was recognized during the nine months ended September 30, 2021 and 2020.

Property, Plant and Equipment

	September 30,	December 31,
	2021	2020
Buildings	$15,642	$15,675
Machinery and equipment	122,056	120,949
Seismic rental equipment	2,169	2,003
Furniture and fixtures	3,169	3,172
Other (a)	31,515	30,287
Total	174,551	172,086
Less: accumulated depreciation	(128,931)	(126,022)
Less: impairment of long-lived assets	(36,553)	(36,553)
Property, plant, equipment and seismic rental equipment, net	$9,067	$9,511

(a) Consists primarily of cable-based ocean bottom acquisition technologies that were fully impaired.

Total depreciation expense, including amortization of assets recorded under equipment finance leases, for the nine months ended September 30, 2021 and 2020 was $3.3 million and $2.9 million, respectively. No impairment charge was recognized during the nine months ended September 30, 2021 and 2020.

Multi-client Data Library

	September 30,	December 31,
	2021	2020
Gross costs of multi-client data creation	$1,049,327	$1,021,758
Less: accumulated amortization	(860,670)	(838,700)
Less: impairments to multi-client data library	(132,144)	(132,144)
Multi-client data library, net	$56,513	$50,914

Total amortization expense for the nine months ended September 30, 2021 and 2020 was $22.0 million and $16.7 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized an impairment to multi-client data library of zero and $1.2 million, respectively, for programs with capitalized costs exceeding the remaining sales forecasts.

Goodwill

	E&P Technology & Services	Optimization Software & Services	Total
Balance at January 1, 2020	$2,943	$20,642	$23,585
Impairment of goodwill	—	(4,150)	(4,150)
Impact of foreign currency translation adjustments	—	130	130
Balance at December 31, 2020	2,943	16,622	19,565
Impact of foreign currency translation adjustments	—	(116)	(116)
Balance at September 30, 2021	$2,943	$16,506	$19,449

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

As a result of this assessment, the Company recorded an impairment charge of $4.2 million for the nine months ended September 30, 2020 related to its Optimization Software & Services reporting unit, which is included within the Operations Optimization segment. No impairment charge was recognized for the Optimization Software & Services reporting unit for the nine months ended September 30, 2021. No impairment charge was recognized for the E&P Technology Services reporting unit for the nine months ended September 30, 2021 and 2020.

Accrued Expenses

A summary of accrued expenses follows (in thousands):

	September 30,	December 31,
	2021	2020
Compensation, including compensation-related taxes and commissions	$8,221	$8,923
Accrued multi-client data library acquisition costs	9,288	1,622
Income tax payable	6,754	3,512
Other	6,139	2,306
Total	$30,402	$16,363

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

Stock-Based Compensation

The total number of shares issued or reserved for future issuance under outstanding stock options at September 30, 2021 and 2020 was 405,070 and 569,673, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at September 30, 2021 and 2020 was 1,134,617 and 762,277, respectively. The total number of stock appreciation rights (“SARs”) awards outstanding at September 30, 2021 and 2020 was 659,257 and 811,415, respectively. The following table presents a summary of the activity related to stock options, restricted stock, restricted stock unit awards and SARs awards for the nine months ended September 30, 2021:

		Restricted Stock	Stock Appreciation
	Stock Options	and Units Awards	Rights
Outstanding at January 1, 2021	533,320	732,707	754,582
Increase in shares authorized	—	23,533	—
Granted	—	990,422	—
Stock options and SARs exercised/restricted stock and unit awards vested	—	(545,101)	(5,000)
Cancelled/forfeited	(128,250)	(66,944)	(90,325)
Outstanding at September 30, 2021	405,070	1,134,617	659,257

Stock-based compensation expense recognized for the nine months ended September 30, 2021 and 2020, totaled $1.3 million and $1.6 million, respectively. SARs expense (credit) recognized for the nine months ended September 30, 2021 and 2020, totaled zero and $(1.0) million, respectively.

SARs awards are considered liability awards as they are ultimately settled in cash. As such, these amounts are incrementally accrued in the liability section of the condensed consolidated balance sheets over the service period. All of the Company’s currently outstanding SARs awards achieve vesting through both a market condition and a service condition. SARs awards that are fully vested under both conditions are measured at intrinsic value (i.e. the difference between the market price on the last day of the quarter and the strike price of the awards times the number of awards vested and outstanding) and marked to market each quarter until settled. SARs awards that are not fully vested are incrementally accrued over the service period and adjusted to their fair value each quarter until settled based on a valuation model. As of September 30, 2021, all of the outstanding SARs awards are fully vested as a result of the Restructuring Transactions (as further discussed in Footnote 1, "Summary of Significant Account Policies - Old Notes Restructuring") and are measured at intrinsic value. Previously, the Company has calculated the fair value of each award using a Monte Carlo simulation model. The following assumptions were used as of December 31, 2020:

Risk-free interest rates	0.7%
Expected lives (in years)	5.31
Expected dividend yield	—%
Expected volatility	94.7%

At-The-Market Equity Offering Program

On April 26, 2021, the Company filed a prospectus supplement under which it may sell up to $10.0 million of its common stock through an "at-the-market" equity offering program (the "ATM Program"). The Company is currently subject to baby-shelf rule limitation, which as of September 30, 2021, only $1.6 million of the ATM Program would have been available. The Company intends to use the net proceeds from sales under the ATM Program for working capital and general corporate purposes. The timing of any sales will depend on a variety of factors to be determined by the Company.

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

Total operating lease expense, including short-term lease expense was $6.9 million and $8.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Equipment Finance Leases

The Company has entered into equipment finance leases that are due in installments for the purpose of financing the purchase of computer equipment. As of September 30, 2021, there were no outstanding balance related to the equipment finance leases. Interest under these leases was at a rate of 8.7% per annum, and the leases were collateralized by liens on the computer equipment. The assets are amortized over the lesser of their related lease terms or their estimated productive lives and such charges are reflected within depreciation expense.

(12)	Supplemental Cash Flow Information and Non-Cash Activity

Supplemental disclosure of cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for:
Interest	$6,186	$6,628
Income taxes	2,417	6,759
Non-cash items from investing and financing activities:
Purchase of fixed assets financed through trade payables	1,242	—
Investment in multi-client data library financed through trade payables and accruals	7,666	—
Exchange of Old Notes for ION common stock	11,755	—
Restructuring transaction costs in accounts payable	414	—

The following table is a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	September 30,
	2021	2020
	(In thousands)
Cash and cash equivalents	$24,143	$51,056
Restricted cash included in prepaid expenses and other current assets	2,300	2,326
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$26,443	$53,382

(13)	Fair Value of Financial Instruments

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

The carrying amounts of the Company’s Old Notes at September 30, 2021 and December 31, 2020 were $7.1 million and $120.6 million, respectively, compared to its fair values of $7.2 million and $87.9 million at September 30, 2021 and December 31, 2020, respectively. The carrying amounts of the Company’s New Notes at September 30, 2021 were $116.2 compared to its fair values of $93.0 million at  September 30, 2021. Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or Level 2 to Level 3. The fair value of the Old Notes and New Notes was calculated using Level 2 inputs using significant observable data points for similar liabilities where estimated values are determined from observable transactions.

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

The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the term “DigiFIN” refers to DigiFIN®, a registered mark owned by ION or its affiliates, and the terms “Gemini”, “WellAlert”, “Marlin SmartPort” and “SailWing” refers to the Gemini™, WellAlert™, Marlin SmartPort™ and SailWing™ trademarks and service marks owned by ION.

Going Concern

On April 20, 2021, we completed the Restructuring Transactions (as further discussed below) that extended the maturity of the notes tendered in the Exchange Offer (as defined below) by four years to December 2025 and provided additional liquidity. While we completed the Restructuring Transactions and revenues in the third quarter significantly improved, the timing of the market recovery remains uncertain and overall revenues were lower than expected. Though the significant revenues generated during the third quarter are expected to have a positive impact on our near-term cash collection, it may not be sufficient to fund our operations and meet our debt and other obligations. This has raised substantial doubt about our ability to continue as a going concern. For further discussion regarding our fourth quarter cash requirements, refer to Liquidity and Capital Resources below. The condensed consolidated financial statements conform with accounting principles generally accepted in the United States of America ("GAAP") on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Accordingly, our condensed consolidated financial statements exclude certain adjustments that might result if we are unable to continue as a going concern.

We will continue to explore additional funding opportunities through private or public equity transactions, debt financing or other capital sources such as the sale of non-strategic assets to meet our ongoing cash needs. In addition, we are implementing a significant cost reduction program, building on the over $40 million eliminated last year, in an effort to right size our business. Approximately $16 million of additional annualized savings were identified through a combination of both short-term and long-term reductions. In addition to maintaining our ongoing cost discipline, we will continue to identify opportunities for government relief such as employee retention credits. For further details, refer to Footnote 5, “Government Relief Funding” of Footnotes to Condensed Consolidated Financial Statements. This management plan reflects our continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment.

On September 15, 2021, we announced that our Board of Directors initiated a process to evaluate a range of strategic alternatives to strengthen our financial position and maximize stakeholder value as we continue to assess conditions in the capital markets and right size the business. These strategic alternatives include, among others, a sale or other business combination transaction, sales of assets, private or public equity transactions, debt financing, or some combination of these alternatives.

This process is ongoing and there can be no assurance that our efforts will be successful. If we are unable to significantly increase our revenues and cash collections in the fourth quarter or raise additional funds through equity issuances, further debt financing arrangements, sales of assets or through other means of preserving cash through cost reduction initiatives, we would be unable to continue as a going concern. For further discussion regarding our near-term cash requirements, refer to Liquidity and Capital Resources below.

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

In the Exchange Offer, approximately $113.5 million, or approximately 94.1%, of the $120.6 million outstanding Old Notes were accepted and exchanged for (i) $84.7 million aggregate principal amount of our New Notes, (ii) 6.1 million shares of  Common Stock, including 1.5 million shares issued as the early participation payment and 4.6 million shares issued as stock consideration in lieu of the New Notes and (iii) $20.7 million paid in cash, including $3.6 million of accrued and unpaid interest that became due on the Old Notes as part of the exchange. We have accepted for exchange all such Old Notes validly tendered and not validly withdrawn in the Exchange Offer as of the expiration time on April 12, 2021. Pursuant to the Exchange Offer, we will make an offer to participants to repurchase New Notes at par for up to 50% of the proceeds raised in excess of $35.0 million from the Rights Offering valued at $3.4 million. As of September 30, 2021, we have yet to initiate such offer.

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

In total, $116.2 million in aggregate principal amount of New Notes and 10.9 million shares of Common Stock were issued. We received approximately $14 million in net proceeds from the transactions after deducting noteholder obligations, estimated transaction fees and accrued and unpaid interest paid on the Old Notes. After the Restructuring Transactions, $7.1 million of Old Notes remain outstanding and are due along with unpaid interest (at a rate of 9.125% per annum) on December 15, 2021.

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

COVID-19 Business Impact and Response

The COVID-19 pandemic caused the global economy to enter a recessionary period starting in the second quarter of 2020. During 2020, the exploration and production (“E&P”) industry faced the dual impact of demand deterioration from COVID-19 and market oversupply from increased production, which caused oil and natural gas prices to decline significantly for most of 2020. The sharp commodity price decline triggered E&P companies to reduce budgets by approximately 25%. Exploration offerings and data purchases are often discretionary and, therefore, receive disproportionately higher reductions than overall budget cuts. Consequently, there has been a material slowdown in offshore seismic spending since second quarter of 2020, and while the market remains uncertain, there are signs of sequential improvement and gradual market recovery.

During 2021, the global economy has surpassed pre-pandemic levels and Brent crude prices, which are most relevant to ION’s internationally focused business, have rebounded above pre-pandemic levels, averaging over $80 per barrel during October 2021. This reflects the continued expectation of rising oil demand as both the global economic activity and COVID-19 vaccination rates increase, combined with ongoing crude oil production limits from members of OPEC and partner countries. However, energy companies’ capital discipline remains firmly in place and management expects the seismic market to continue gradually improving yet remain challenging in the near-term.

COVID-19 has disrupted supply chains globally related to raw materials, manufacturing and shipping. To date, ION has successfully mitigated these operational impacts by maintaining close relationships with strategic suppliers.

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

We continue to work closely with our clients to understand their budgets and spending priorities and to scale our business appropriately. We partially mitigated the impact of the current macroeconomic environment by fully benefiting from the structural changes and associated cost reductions through salary cuts of approximately $40 million, reduced capital expenditures, renegotiation of our leases and application for various government assistance programs, among others. In addition, we are implementing a further cost reduction program of approximately $16 million of annualized savings identified through a combination of both short-term and long-term reductions in an effort to right size our business. The management plan reflects our continued focus on preserving cash and managing liquidity in the current uncertain macroeconomic environment.

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

We have been a leading technology innovator for over 50 years. While the traditional focus of our technology has been on the E&P industry, we are now diversifying our business into new markets such as energy logistics, port management and maritime monitoring. Our offerings are focused on improving subsurface knowledge to enhance E&P decision-making and improving situational awareness to optimize offshore operations. We serve customers in most major energy producing regions of the world from strategically located offices. Our businesses are influenced by global spending primarily driven by our customers near and long-term commodity demand forecast and outlook for crude oil prices. The global economy is improving and commodity prices have rebounded above pre-pandemic levels, averaging over $80 per barrel during October 2021. However, energy companies’ capital discipline remains firmly in place and management expects the seismic market to continue gradually improving yet remain challenging in the near-term.

The Company is publicly listed on the New York Stock Exchange under the ticker IO. We are headquartered in Houston, Texas with regional offices around the world. We have approximately 360 employees, 44% of whom are in technical roles and 22% have advanced degrees.

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

We historically conducted our land seismic equipment business through INOVA, which manufactures land seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks), and energy source controllers. Since March 2020, we have entertained discussions with various parties to sell our 49% ownership interest in our INOVA joint venture.

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

Our Ventures group leverages the geoscience skills of the Imaging and Reservoir Services group to create global digital data assets that are licensed to multiple E&P companies to optimize their investment decisions. Our global data library consists of over 745,000 km of 2D and over 410,000 sq km of 3D multi-client seismic data in virtually all major offshore petroleum provinces. Ventures provides services to manage multi-client or proprietary surveys, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. We focus on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, while outsourcing asset-intensive components (such as field acquisition) to experienced contractors.

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

We invested $22.3 million in our multi-client data library during the first nine months of 2021 and we expect investments in our multi-client data library to be in the range of $30.0 million to $35.0 million for 2021 (dependent upon the level of pre-funding or underwriting by our customers) compared to the $27.2 million invested in 2020. Whether remaining planned expenditures will be spent in 2021 depends on industry conditions, project approvals and schedules, and careful monitoring of our liquidity.

At September 30, 2021, our E&P Technology & Services segment backlog, which consists of commitments for (i) imaging and reservoir services work and (ii) new venture projects (both multi-client and proprietary) by our Ventures group underwritten by our customers, was $12.0 million compared to $19.7 million at December 31, 2020 and $17.7 million at September 30, 2020. The decline in our backlog resulted from revenues recognized as the second phase of our Mid North Sea High 3D multi-client program in the North Sea wrapped up this quarter. We anticipate that most of our backlog will be recognized as revenue during the next two quarters, providing momentum heading into the fourth quarter of 2021.

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

ION continued to advance its diversification strategy in new maritime markets, most recently securing a competitive tender to supply Marlin SmartPort to 17 of CalMac Ferries' ports and ferry terminals in December 2020.

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

Key Financial Metrics

The table below provides an overview of key financial metrics for our company as a whole and our two business segments for the three and nine months ended September 30, 2021, compared to the same period of 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021		2020
Net revenues:
E&P Technology & Services:
New Venture	$26,287		$1,213	$31,256		$7,340
Data Library	6,225		5,085	14,102		52,083
Total multi-client revenues	32,512		6,298	45,358		59,423
Imaging and Reservoir Services	3,308		3,795	9,402		12,410
Total	$35,820		$10,093	$54,760		$71,833
Operations Optimization:
Optimization Software & Services	$3,814		$3,007	$10,028		$10,811
Devices	4,757		3,134	13,353		12,735
Total	$8,571		$6,141	$23,381		$23,546
Total net revenues	$44,391		$16,234	$78,141		$95,379
Gross profit (loss):
E&P Technology & Services	$17,925		$(1,092)	$17,336		$24,902	(d)
Operations Optimization	4,305		2,381	9,391		9,315
Total gross profit	$22,230		$1,289	$26,727		$34,217
Gross margin:
E&P Technology & Services	50%		(11)%	32%		35%
Operations Optimization	50%		39%	40%		40%
Total gross margin	50%		8%	34%		36%
Income (loss) from operations:
E&P Technology & Services	$13,973		$(4,591)	$6,429		$13,803	(c)
Operations Optimization	624		(232)	48		(3,965)	(d)
Support and other	(7,823)	(a)	(6,341)	(17,318)	(a)	(20,148)
Income (loss) from operations	6,774		(11,164)	(10,841)		(10,310)
Interest expense, net	(2,736)		(3,669)	(9,297)		(10,304)
Other income (expense), net	(855)		(525)	(5,532)	(b)	6,675	(e)
Income (loss) before income taxes	$3,183		$(15,358)	$(25,670)		$(13,939)

(a)	Includes severance expense of $1.9 million for the three and nine months ended September 30, 2021.
(b)	Includes loss on restructuring transactions of $4.7 million for the nine months ended September 30, 2021 resulting from the exchange of our Old Notes for New Notes.
(c)	Includes impairment of multi-client data library of $1.2 million for the nine months ended September 30, 2020.
(d)	Includes impairment of goodwill of $4.2 million for the nine months ended September 30, 2020.
(e)	Includes amortization of government relief funding of $6.9 million for the nine months ended September 30, 2020.

For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Our consolidated net revenues of $44.4 million for the three months ended September 30, 2021 (the “Current Quarter”) increased by $28.2 million, or 173%, compared to consolidated net revenues of $16.2 million for the three months ended September 30, 2020 (the “Comparable Quarter”). Our total gross margin was 50% in the Current Quarter, as compared to 8% in the Comparable Quarter. For the Current Quarter, our income from operations was $6.8 million, compared to a loss from operations of $11.2 million for the Comparable Quarter.

Net loss attributable to ION for the Current Quarter was $0.5 million, or $0.02 loss per share, compared to $16.6 million, or $1.16 loss per share, for the Comparable Quarter.

Net Revenues, Gross Profits and Gross Margins

E&P Technology & Services — Net revenues for the Current Quarter increased by $25.7 million, or 255%, to $35.8 million, compared to $10.1 million for the Comparable Quarter. Within the E&P Technology & Services segment, total multi-client net revenues were $32.5 million, an over 400% increase primarily due to sales of newly reimaged 3D data offshore Brazil and our new 3D programs in the North Sea. Imaging and Reservoir Services net revenues were $3.3 million, a decrease of $0.5 million compared to the Comparable Quarter due to lower proprietary activity. The Current Quarter reflects a gross profit of $17.9 million, representing a 50% gross margin, compared to a gross loss of $1.1 million, or (11)% gross margin, in the Comparable Quarter. Changes in gross profit and margin were due to the increase in our net revenues as discussed above.

Operations Optimization — Net revenues for the Current Quarter increased by $2.5 million, or 41% to $8.6 million, compared to $6.1 million for the Comparable Quarter. Optimization Software & Services net revenues for the Current Quarter increased by $0.8 million, or 27% to $3.8 million due to increased seismic vessel activity offshore. Devices net revenues for the Current Quarter increased by $1.7 million, or 55%, to $4.8 million, compared to $3.1 million for the Comparable Quarter primarily due to higher sales of towed streamer equipment spares. The Current Quarter reflects a gross profit of $4.3 million, representing a 50% gross margin compared to a gross profit of $2.4 million, representing a 39% gross margin for the Comparable Quarter.

Operating Expenses

Research, Development and Engineering — Research, development and engineering expenses were $3.2 million for the Current Quarter, an increase of $0.3 million, or 9% compared to $2.9 million for the Comparable Quarter. We continue to invest in imaging algorithms and infrastructure, devices and software. We see significant long-term potential for investing in technologies that improve image quality, safety and productivity.

Marketing and Sales — Marketing and sales expenses were $3.1 million for the Current Quarter, an increase of $0.3 million, or 12% compared to $2.8 million for the Comparable Quarter primarily due to increase in commission expense during the Current Quarter.

General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $9.2 million for the Current Quarter, an increase of $2.5 million, or 37% compared to $6.7 million for the Comparable Quarter primarily due to an increase in severance expense of $1.9 million as well as higher professional fees relates to our evaluation of strategic alternatives during the Current Quarter.

Other Items

Interest Expense, Net — Interest expense, net, was $2.7 million for the Current Quarter compared to $3.7 million for the Comparable Quarter. The Current Quarter includes a credit of $1.0 million of previously fully reserved interest income received from INOVA. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.

Income Tax Expense — Income tax expense for the Current Quarter was $3.6 million compared to $1.1 million for the Comparable Quarter. The income tax expense for the Current Quarter and Comparable Quarter primarily relates to results by our non-U.S. business in certain foreign subsidiaries. Our effective tax rates for the Current Quarter and Comparable Quarter were impacted by the change in valuation allowances related to U.S and certain foreign operating losses. Due to the impact of the valuation allowances on tax expense, our effective tax rates are not meaningful for all periods presented. See further discussion of establishment of the deferred tax valuation allowance at Footnote 7 “Income Taxes” of Footnotes to Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Our consolidated net revenues of $78.1 million for the nine months ended September 30, 2021 (the “Current Period”) decreased by $17.3 million, or 18%, compared to consolidated net revenues of $95.4 million for the nine months ended September 30, 2020 (the “Comparable Period”). While the revenues generated during the Current Quarter significantly increased compared to the Comparable Quarter, the increase was not enough to offset a one-time significant data library sale during the first quarter of 2020. Our total gross margin was 34% in the Current Period, as compared to 36% in the Comparable Period. For the Current Period, our loss from operations was $10.8 million, compared to $10.3 million for the Comparable Period.

Net loss attributable to ION for the Current Period was $31.2 million, or $1.33 loss per share, compared to $24.1 million, or $1.69 loss per share, for the Comparable Period.

Net Revenues, Gross Profits and Gross Margins

E&P Technology & Services — Net revenues for the Current Period decreased by $17.0 million, or 24%, to $54.8 million, compared to $71.8 million for the Comparable Period primarily due to lower volume of data library sales, including a significant 2D data library that closed in the Comparable Period and was not repeated during the Current Period. Within the E&P Technology & Services segment, total multi-client net revenues were $45.4 million, a decrease of 24% primarily due to a lower volume of data library sales, including a significant 2D data library deal that was closed in the Comparable Period that was not repeated during the Current Period. Imaging and Reservoir Services net revenues were $9.4 million, a decrease of $3.0 million compared to the Comparable Period due to lower proprietary activity. The Current Period reflects a gross income of $17.3 million, representing a 32% gross margin, compared to $24.9 million, or 35% gross margin, in the Comparable Period. Changes in gross profit and margin were due to decrease in our net revenues as discussed above.

Operations Optimization — Net revenues for the Current Period of $23.4 million were flat compared to the Comparable Period. Optimization Software & Services net revenues for the Current Period decreased by $0.8 million, or 7% to $10.0 million, compared to $10.8 million for the Comparable Period due to new sales and leases of Gator command and control system that did not repeat during the Current Period. Devices net revenues for the Current Period increased by $0.7 million, or 6%, to $13.4 million, compared to $12.7 million for the Comparable Period primarily due to higher sales of towed streamer equipment spares. The Current Period reflects a gross profit of $9.4 million, representing a 40% gross margin compared to a gross profit of $9.3 million, representing a 40% gross margin for the Comparable Period.

Operating Expenses

Research, Development and Engineering — Research, development and engineering expenses were $9.5 million for the Current Period, a decrease of $0.4 million, or 4% compared to $9.9 million for the Comparable Period. We continue to invest in imaging algorithms and infrastructure, devices and software. We see significant long-term potential for investing in technologies that improve sustainability, image quality, safety and productivity.

Marketing and Sales — Marketing and sales expenses were $9.1 million for the Current Period, an increase of $0.2 million, or 2% compared to $8.9 million for the Comparable Period.

General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $19.0 million for the Current Period, a decrease of $2.5 million, or 12% compared to $21.5 million for the Comparable Period primarily due to the reduction in severance expenses ($1.9 million for the Current Period compared to $3.1 million in the Comparable Period) and lower compensation expenses from furloughs and salary reductions as well as the employee retention credit that we qualified for during the Current Period.

Impairment of Goodwill — Impairment of goodwill was zero for the Current Period compared to $4.2 million for the Comparable Period resulting from an impairment charge recognized during the Comparable Quarter. See further discussion at Footnote 9 “Details of Selected Balance Sheet Accounts” of Footnotes to Condensed Consolidated Financial Statements).

Other Items

Interest Expense, Net — Interest expense, net was $9.3 million for the Current Period compared to $10.3 million for the Comparable Period. The Current Period includes a credit of $1.0 million of previously fully reserved interest income received from INOVA. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.

Other income (expense), net — Other income (expense) for the Current Period was $(5.5) million compared to $6.7 million for the Comparable Period, a  decrease of $12.2 million primarily due to the recognition of loss from the restructuring transactions of $4.7 million during the Current Period (see further discussion at Footnote 4 “ Long-term Debt - Loss on Extinguishment of Old Notes” of Footnotes to Condensed Consolidated Financial Statements) and the amortization of government relief funding expected to be forgiven of $6.9 million in the Comparable Period (see further discussion at Footnote 5 “ Government Relief Funding” of Footnotes to Condensed Consolidated Financial Statements).

Income tax expense — Income tax expense for the Current Period was $5.6 million compared to $10.0 million for the Comparable Period. The income tax expense for the Current Period and Comparable Period primarily relates to results generated by our non-U.S. businesses in Latin America. The income tax expense for the Comparable Period includes $2.2 million of non-cash valuation allowance established against our previously recognized deferred tax assets in our non-U.S. businesses. Our effective tax rates for the Current Period and Comparable Period were impacted by the change in valuation allowances related to U.S and certain foreign operating losses. Due to the impact of the valuation allowances on tax expense, our effective tax rates are not meaningful for all periods presented. See further discussion of establishment of the deferred tax valuation allowance at Footnote 7 “Income Taxes”ofFootnotes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Sources of Capital

At September 30, 2021, total liquidity was $35.0 million, consisting of $24.1 million of cash on hand and $10.9 million of remaining borrowing capacity under our Credit Facility. As of September 30, 2021, we had outstanding indebtedness of $19.4 million under our Credit Facility.

Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of September 30, 2021, we had negative working capital of $42.1 million compared to negative working capital of $150.9 million as of December 31, 2020. Improvement in working capital resulted from the completion of the Restructuring Transactions (refer to Footnote 1 "Summary of Significant Accounting Policies - Old Notes Restructuring" of Footnotes to the Condensed Consolidated Financial Statements for further details) as well as an increase in our unbilled and accounts receivable balances resulting from higher revenues during the current quarter. However, our accounts payable and accrued expenses also increased as a result of our investment in our multi-client data library (specifically related to our Mid North Sea High 3D programs) and taxes payable on revenues generated from our reimaging projects in Brazil. Working capital requirements are primarily driven by our investment in our multi-client data library ($22.3 million in the Current Period and $30.0 million to $35.0 million expected for the full year, dependent upon the level of pre-funding or underwriting by our customers) and royalty payments related to multi-client sales. Our multi-client data library investment during the first nine month of 2021 includes $5.0 million of payments to our acquisition partners for seismic acquisition costs incurred in prior years. Approximately 27% of our accounts payable balance as of September 30, 2021 relates to amounts owed to our seismic acquisition partners. Whether remaining planned expenditures will be spent in 2021 depends on industry conditions, project approvals and schedules, and careful monitoring of our liquidity.

In the fourth quarter, the following amounts totaling $16.8 million will become due and payable: (i) principal and interest on the Old Notes of $7.7 million; (ii) interest on the New Notes of $4.6 million and (iii) an escrow payment of $4.5 million with respect to the India litigation described in Footnote 8 "Litigations" of Footnotes to the Condensed Consolidated Financial Statements. Based on our current available liquidity, these near-term payment obligations, and our obligations from our on-going operations, such as amounts due to our seismic acquisition partners and royalty obligations as described above, there is substantial doubt about our ability to continue as a going concern. Furthermore, any failure to make the above-described required payments on the Old Notes or the New Notes would likely result in a default under that indebtedness and likely cause cross-defaults under our other indebtedness further limiting our ability to access capital, including under our Credit Agreement.

As a result of these liquidity issues, we are considering various strategic alternatives, which include, among others, a sale or other business combination transaction, sales of assets, private or public equity transactions, debt financing, or some combination of these alternatives. This process is ongoing and there can be no assurance that our efforts will be successful. If we are unsuccessful or we are otherwise unable to significantly increase our revenues and cash collections in the fourth quarter, we would be unable to continue as a going concern.

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

In total, $116.2 million in aggregate principal amount of New Notes and 10.9 million shares of ION common stock were issued. We received approximately $14 million in net proceeds from the transactions after deducting noteholders obligations, estimated transaction fees and accrued and unpaid interest paid on the Old Notes. After the Restructuring Transactions, $7.1 million of Old Notes remain outstanding and are due along with unpaid interest (at a rate of 9.125% per annum) on December 15, 2021. For further details, refer to Footnote 1 "Summary of Significant Accounting Policies - Old Notes Restructuring" of Footnotes to the Condensed Consolidated Financial Statements.

Old Notes

The Old Notes were senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary (each as defined above and herein below, with the reference to the Old Notes, the “Guarantors”). As a result of the Restructuring Transactions on April 20, 2021 as further discussed in Footnote 1 "Summary of Significant Accounting Policies - Old Notes Restructuring" of Footnotes to Condensed Consolidated Financial Statements, $113.5 million in aggregate principal amount outstanding of Old Notes were tendered and exchanged for New Notes. At September 30, 2021, $7.1 million of Old Notes remain outstanding and are due along with unpaid interest (at a rate of 9.125% per annum) on December 15, 2021.

The April 2016 indenture governing the Old Notes (the "Old Notes Indenture") contained certain covenants that, among other things, limited or prohibited us from taking certain actions or permitting certain conditions to exist during the term of the Old Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of our capital stock, redeeming our capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Old Notes Indenture were subject to certain exceptions and qualifications.

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

At September 30, 2021, we were in compliance with all of the covenants under the Old Notes. For further information regarding our Old Notes, see above Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.

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

The New Notes Indenture contains covenants that, among other things, limit our ability, and the ability of our restricted subsidiaries (all of our subsidiaries are currently restricted subsidiaries), to incur additional debt or issue certain preferred stock; make certain investments or pay dividends or distributions on our capital stock, purchase or redeem or retire capital stock, or make other restricted payments; sell assets, including capital stock of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; create liens; create unrestricted subsidiaries; enter into transactions with affiliates; and merge or consolidate with another company. These covenants are subject to a number of important limitations and exceptions that are described in the New Notes Indenture.

If a Change of Control (as described in the New Notes Indenture) occurs, holders of the New Notes may require us to repurchase their New Notes at a cash repurchase price equal to 101% of the principal amount of the New Notes to be repurchased, plus accrued and unpaid interest.

At September 30, 2021, we were in compliance with all of the covenants under the New Notes. For further information regarding our New Notes, see above Footnote 4 “ Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.

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

The maximum amount available under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library (not to exceed $28.5 million for the multi-client data library component). At September 30, 2021, there was $19.4 million outstanding indebtedness under the Credit Facility which was presented as a current liability in the Condensed Consolidated Balance Sheets due to the lockbox requirement within the terms of the Credit Facility with PNC. The undrawn remaining borrowing base capacity was $10.9 million.

The Credit Facility requires us to maintain compliance with various covenants. At September 30, 2021, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see above Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.

At-The-Market Equity Offering Program

On April 26, 2021, we filed a prospectus supplement under which ION may sell up to $10 million of its common stock through an "at-the-market" equity offering program (the "ATM Program"). We are currently subject to baby-shelf rule limitations, which as of September 30, 2021, only $1.6 million of the ATM Program would have been available. We intend to use the net proceeds from sales under the ATM Program for working capital and general corporate purposes. The timing of any sales will depend on a variety of factors to be determined by us.

Government Relief Funding

On April 11, 2020, we entered into a Note Agreement (“Note”) with PNC amounting to $6.9 million pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”) Paycheck Protection Program (“PPP”). Amounts outstanding under this Note bore interest at 1% per annum beginning on the six-month anniversary of the date of the Note. The Note was scheduled to mature in two years after the receipt of the loan proceeds. On June 16, 2021, we received the notice of forgiveness from the Small Business Administration for the full amount of the Note including all accrued interest.

We recognized the Note of $6.9 million as a deferred income liability during 2020 and fully amortized to other income in the condensed consolidated income statements for the nine months ended September 30, 2020, as the related expenses it was intended to offset were incurred from April 2020 to June 2020.

Further, we qualified for an employee retention credit ("ERC") of $4.8 million for the nine months ended September 30, 2021, $3.2 million of which has been received as of the third quarter 2021 and the remaining $1.6 million is expected to be received during the fourth quarter 2021. We will continue to monitor the availability of the ERC for the fourth quarter of 2021 which, if available, would be received during the first quarter of 2022. Refer to Footnote 5 "Government Relief Funding" of Footnotes to Condensed Consolidated Financial Statements.

Disclosure of Guarantees

As discussed in Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements, prior to the Restructuring Transactions, the Old Notes were senior secured second-priority obligations issued by ION and are guaranteed by Guarantors, all of which are wholly owned subsidiaries. The Old Notes contains certain covenants that, among other things, limited or prohibited us and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Old Notes, including among other things, incurring additional indebtedness in excess of permitted indebtedness, creating liens, paying dividends and making other distributions in respect of ION’s capital stock, redeeming ION’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. On April 20, 2021, we entered into a Supplemental Indenture (refer to "Old Notes" above and in Footnote 4 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements) to the Old Notes Indenture that among other things, provided for the release of the second priority security interest in the collateral securing the Old Notes, and deleted in their entirety substantially all of the restrictive covenants and certain events of default pertaining to the Old Notes. The Old Notes Indenture, as modified by the Supplemental Indenture, are materially less restrictive and affords significantly reduced protection to holders of such securities as compared to the restrictive covenants, events of default and other provisions previously contained in the Old Notes Indenture.

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

	September 30, 2021
Summarized Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Total current assets	$25,960	$22,032	$26,063	$—	$74,055
Investment in subsidiaries	838,895	300,830	—	(1,139,725)	—
Intercompany receivables	—	—	147,335	(147,335)	—
Total noncurrent assets	858,907	366,511	178,495	(1,287,060)	116,853
Total assets	$884,867	$388,543	$204,558	$(1,287,060)	$190,908

LIABILITIES
Total current liabilities	$42,524	$60,397	$13,264	$—	$116,185
Intercompany payables	781,906	21,553	—	(803,459)	—
Total noncurrent liabilities	908,376	32,193	2,778	(803,459)	139,888
Total liabilities	$950,900	$92,590	$16,042	$(803,459)	$256,073

	Nine Months Ended September 30, 2021
Summarized Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$40,337	$37,804	$—	$78,141
Gross profit	—	4,358	22,369	—	26,727
Income (loss) from operations	(16,578)	(9,310)	15,047	—	(10,841)
Equity earnings (losses)	523	15,200	—	(15,723)	—
Net income (loss)	(31,202)	271	15,434	(15,723)	(31,220)

This summarized financial information should be read in conjunction with the accompanying condensed consolidated financial statements and footnotes.

Meeting our Liquidity Requirements

At September 30, 2021, our total outstanding indebtedness (including equipment finance leases) was approximately $133.8 million, consisting primarily of approximately $116.2 million outstanding New Notes, $7.1 million outstanding Old Notes, $19.4 million outstanding indebtedness under our Credit Facility, which is partially offset by $8.8 million of debt issuance costs.

For the Current Period, total capital expenditures, including the investments in our multi-client data library, were $22.3 million. We expect capital expenditures, primarily related to investments in our multi-client data library, this year to be in the range of $30.0 million to $35.0 million, dependent upon the level of pre-funding or underwriting by our customers. Whether remaining planned expenditures will be spent in 2021 depends on industry conditions, project approvals and schedules, and careful monitoring of our liquidity.

Wecompleted the Restructuring Transactions (as further discussed below) that extended the maturity of the notes tendered in the Exchange Offer (as defined below) by four years to December 2025 and provided additional liquidity. While we completed the Restructuring Transactions and third quarter 2021 revenues significantly improved, the timing of the market recovery remains uncertain and overall revenues were lower than expected. Though the significant revenues generated during the third quarter are expected to have a positive impact on our near-term cash collection, it may not be sufficient to fund our operations and meet our debt and other obligations. This has raised substantial doubt about our ability to continue as a going concern. For further discussion regarding our fourth quarter cash requirements, refer to Liquidity and Capital Resources above.

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

In total, $116.2 million in aggregate principal amount of New Notes and 10.9 million shares of ION common stock were issued. We received approximately $14 million in net proceeds from the transactions after deducting noteholders obligations, estimated transaction fees and accrued and unpaid interest paid on the Old Notes. After the Restructuring Transactions, $7.1 million of Old Notes remain outstanding and are due along with unpaid interest (at a rate of 9.125% per annum) on December 15, 2021. For further details, refer to Footnote 1 "Summary of Significant Accounting Policies - Old Notes Restructuring" of Footnotes to the Condensed Consolidated Financial Statements.

Cash Flow from Operations

In the Current Period, we used cash from operating activities of $10.0 million compared to cash generated from operating activities of $13.2 million for the Comparable Period. The decrease was driven primarily by the decline in revenues in the Current Period.

Cash Flow from Investing Activities

Cash used in investing activities was $24.3 million in the Current Period compared to $20.7 million for the Comparable Period. The principal uses of cash in our investing activities during the Current Period were $22.3 million invested in our multi-client data library and $2.0 million for capital expenditures related to property, plant and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $21.0 million in the Current Period, compared to $27.3 million for the Comparable Period. Cash provided by financing activities during the Current Period was related to the $41.8 million proceeds from the rights offering, $9.8 million received from the registered direct offering, partially offset by $18.7 million of payments of long-term debt, including equipment finance leases, $3.2 million of payments of credit facility and $8.2 million of costs associated with issuance of debt.

Inflation and Seasonality

COVID-19 has disrupted supply chains globally related to raw materials, manufacturing and shipping. To date, ION has successfully mitigated these operational impacts by maintaining close relationships with strategic suppliers.

Traditionally, our business has been seasonal, with strongest demand often occurring in the second half of our fiscal year.

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for a complete discussion of our significant accounting policies and estimates.

Foreign Sales Risks

The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographic locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographic location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer and the geographic location of the data. The table below includes certain reclassifications to make Comparable Period amounts consistent with the Current Period presentation. For the Current and Comparable Periods, international sales comprised 96% and 92%, respectively, of total net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Latin America	$24,808	$7,925	$29,383	$35,978
Europe	11,557	3,257	22,522	15,413
Africa	1,800	361	10,051	16,719
Asia Pacific	1,801	2,332	7,439	12,725
Middle East	2,867	474	4,298	2,370
North America	1,262	1,493	3,404	7,585
Other	296	392	1,044	4,589
Total	$44,391	$16,234	$78,141	$95,379

Credit Risks

For the nine months ended September 30, 2021 and 2020, we had three and two customers, respectively, with sales that each exceeded 10% of our consolidated net revenues. Revenues related to each of these customers are included within the E&P Technology & Services segment.

At  September 30, 2021 and 2020, we had two large multi-national and national oil company customers with balances that accounted for 53% and 39%, respectively, of our total combined accounts receivable and unbilled receivable balances.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the three and nine months ended September 30, 2021, we recorded net foreign currency losses of approximately $0.7 million and $0.9 million, respectively, primarily due to currency fluctuations related to our operations in Brazil.

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

Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In July 2018, we prevailed in an arbitration that we initiated against the Indian Directorate General of Hydrocarbons (“DGH”) relating to our ability to continue to license data under our IndiaSPAN program. The DGH filed a lawsuit in court in India to vacate the arbitration award; in connection with that lawsuit, we were ordered to escrow approximately $4.5 million in sales proceeds that we received in respect of sales from the IndiaSPAN program, pending the outcome of the DGH’s challenge to the arbitration award. We challenged the escrow order, but on December 9, 2019, the Supreme Court of India ordered us to comply with it. We prepared a petition to file with the court to request that a March 2020 deadline to deposit approximately $4.5 million in escrow in early 2020 be extended due to the changes to our business, and to the markets, that have been spurred by the COVID-19 pandemic. We were unable to file the application because the courts in India were closed due to the pandemic (other than for emergencies), and were not accepting filings at that time. We served a copy of our draft petition on the DGH’s counsel on March 26, 2020 and intends to address the escrow issue in advance of the next hearing, which has been repeatedly delayed due to the COVID-19 pandemic. We prevailed on the merits in the arbitration and expect to have that award upheld in Indian court, which would result in release of the portion of any money escrowed by us. The DGH’s request to vacate the arbitration award is currently scheduled to be heard by the court in India on December 1, 2021. We have not escrowed the money as of November 3, 2021.

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

Item 1A. Risk Factors

This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	the substantial doubt about our ability to continue as a going concern;
•	the outcome or changes, if any, of our consideration of various strategic alternatives;
•	the timing and extent of the recovery of customer demand for seismic data;
•	the ultimate benefits of our completed restructuring transactions;
•	our ability to comply with our debt financial covenants;
•	the impact of the COVID-19 pandemic on our business, financial condition, and results of operations;
•	future levels of our capital expenditures and of our customers for seismic activities;
•	future oil and gas commodity prices;
•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;
•	future implication of our negative working capital and stockholders’ deficit, including future cash needs and availability of cash, to fund our operations and pay our obligations;
•	the effects of current and future unrest in the Middle East, North Africa and other regions;
•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;
•	the effects of ongoing and future industry consolidation;
•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our E&P Technology & Services segment;
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

•	expected net revenues, gross margins, income from operations and net income for our services and products;
•	future seismic industry fundamentals, including future demand for seismic services and equipment;
•	future benefits to our customers to be derived from new services and products;
•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;
•	future growth rates for our services and products;
•	the degree and rate of future market acceptance of our new services and products;
•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;
•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;
•	future opportunities for new products and projected research and development expenses;
•	limitations on our ability to utilize deferred tax assets;
•	expectations regarding the impact of the U.S. Tax Cuts, Jobs Act and CARES Act;
•	anticipated results with respect to certain estimates we make for financial accounting purposes;
•	future success dependent on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization;
•	breaches to our systems could lead to loss of intellectual property, dissemination of highly confidential information, increased costs and impairment of our ability to conduct our operations;
•

evolving cybersecurity risks, such as those involving unauthorized access or control, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;

•	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;
•	expectations regarding the sale of our shares INOVA;
•	expectations regarding the collectability of our accounts receivables; and
•	the adoption of additional executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, during the Biden Administration.

Risks Related to the New Notes

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

We have a substantial amount of indebtedness. As of September 30, 2021, we had approximately $133.8 million of total outstanding indebtedness, consisting primarily of approximately $116.2 million of New Notes, $7.1 million Old Notes, $19.4 million outstanding under our Credit Facility, which is partially offset by $8.8 million of debt issuance costs. In addition, we may also incur additional indebtedness in the future. Higher levels of indebtedness could have negative consequences to us, including:

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

Regardless of our improved sales in the third quarter of 2021, the timing and extent of the recovery of customer demand for seismic data remains uncertain and our lower revenues overall may still not be sufficient to fund our operations and meet our debt and other obligations over the next twelve months. If we are unable to generate additional positive cash flow from operations in the fourth quarter or to adequately supplement such cash flow from operations with proceeds from any of the strategic alternatives that we are considering, we would be unable to continue as a going concern.

Such doubt about our ability to continue as a going concern may materially and adversely affect the price of our common stock, and it may be more difficult for us to obtain financing as a result.  It may also adversely affect our relationships with current and future employees, suppliers, vendors, customers, creditors, regulators and investors, who may become concerned about our ability to meet our ongoing financial obligations. There is risk that, among other things:

•	third parties lose confidence in our ability to continue to operate in the ordinary course, which could impact our ability to execute on our business strategy;

•	it may become more difficult for us to attract, retain or replace employees;

•	employees, including senior management, could be distracted from performance of their duties;

•	we could lose some or a significant portion of our liquidity; and

•	our vendors and service providers could seek to renegotiate the terms of our arrangements, terminate their relationships with us or require financial assurances from us.

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

If we engage in one or more strategic alternatives, we could face a variety of risks that could adversely affect our business or our stockholders.

On September 15, 2021, we announced that our Board of Directors initiated a process to evaluate a range of strategic alternatives to strengthen our financial position and maximize stakeholder value as we continue to assess conditions in the capital markets and right size the business. These strategic alternatives include, among others, a sale or other business combination transaction, sales of assets, private or public equity transactions, debt financing, or some combination of these alternatives. If we pursue any of these strategies, we could, among other things, spend substantial operational, financial and management resources to affect any transaction, incur or assume substantial additional liabilities, suffer the loss of key personnel, or enter into a business combination transaction that our stockholders may not deem desirable.

There can be no assurance that such evaluation will result in one or more transactions or other strategic change or outcome. We have not set a timetable for the conclusion of our consideration of strategic alternatives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2021, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Acquired	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2021 to July 31, 2021	—	$—	Not applicable	Not applicable
August 1, 2021 to August 31, 2021	—	—	Not applicable	Not applicable
September 1, 2021 to September 30, 2021	22,515	1.28	Not applicable	Not applicable
Total	22,515	$1.28

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101	The following materials are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2021 and 2020 and (vi) Footnotes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
(Registrant)

By	/s/ Mike Morrison
Mike Morrison
Executive Vice President and Chief Financial Officer

Date: November 3, 2021